Form 10-Q
period 2024-06-30
Contineum Therapeutics, Inc.
filed 2024-08-14
CIK 1855175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2024, the registrant had 18,994,104 shares of Class A common stock, $0.001 par value per share, outstanding and 6,729,172 shares of Class B common stock, $0.001 par value per share, outstanding.

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

• the accuracy of our estimates regarding our operating runway and our expenses, capital requirements and needs for additional financing;

• the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

• the period during which we expect we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 or a smaller reporting company;

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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$77,230	$15,526
Marketable securities	141,423	109,664
Prepaid expenses and other current assets	1,667	2,516
Total current assets	220,320	127,706
Property and equipment, net	801	678
Other long-term assets	3	1,283
Operating lease right-of-use assets	231	719
Total assets	$221,355	$130,386
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$734	$635
Accrued expenses	2,521	4,385
Current portion of operating lease liabilities	484	464
Total current liabilities	3,739	5,484
Other long-term liabilities	—	110
Operating lease liabilities, net of current portion	113	108
Total liabilities	3,852	5,702
Convertible preferred stock, $0.001 par value; no shares authorized, issued, or outstanding at June 30, 2024; authorized shares—16,940,594 at December 31, 2023; issued and outstanding shares—15,906,236 shares at December 31, 2023	—	192,620
Stockholders' equity (deficit):
Class A common stock, $0.001 par value; authorized shares—200,000,000 and 39,630,511 at June 30, 2024 and December 31, 2023, respectively; issued and outstanding shares—18,994,104 and 2,349,554 at June 30, 2024 and December 31, 2023, respectively	19	2
Class B common stock, $0.001 par value; authorized shares—20,000,000 at June 30, 2024; issued and outstanding shares—6,729,172 at June 30, 2024; no shares authorized, issued, or outstanding at December 31, 2023	7	—
Preferred stock, $0.001 par value; authorized shares—10,000,000 at June 30, 2024; no shares issued or outstanding at June 30, 2024; no shares authorized, issued, or outstanding at December 31, 2023	—	—
Additional paid-in-capital	310,174	7,098
Accumulated deficit	(92,570)	(75,144)
Accumulated other comprehensive income (loss)	(127)	108
Total stockholders' equity (deficit)	217,503	(67,936)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$221,355	$130,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
License revenue	$—	$50,000	$—	$50,000
Operating expenses:
Research and development	7,901	9,460	15,679	13,092
General and administrative	3,043	1,603	5,195	3,086
Total operating expenses	10,944	11,063	20,874	16,178
Income (loss) from operations	(10,944)	38,937	(20,874)	33,822
Other income (expense):
Interest income	2,001	679	3,637	1,080
Interest expense	—	(116)	—	(208)
Change in fair value of warrant liability	11	2	(107)	2
Change in fair value of investor rights and obligations liability	—	2,867	—	2,867
Other expense, net	(77)	(76)	(82)	(94)
Total other income	1,935	3,356	3,448	3,647
Income (loss) before income taxes	(9,009)	42,293	(17,426)	37,469
Provision for income taxes	—	(729)	—	(729)
Net income (loss)	$(9,009)	$41,564	$(17,426)	$36,740
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(69)	(56)	(235)	11
Comprehensive income (loss)	$(9,078)	$41,508	$(17,661)	$36,751
Net income (loss) attributable to common stockholders, basic	$(9,009)	$5,869	$(17,426)	$5,521
Net income (loss) attributable to common stockholders, diluted	$(9,009)	$2,949	$(17,426)	$2,601
Net income (loss) per share, basic (a)	$(0.39)	$2.56	$(1.35)	$2.42
Net income (loss) per share, diluted (a)	$(0.39)	$0.84	$(1.35)	$0.74
Weighted-average shares of common stock outstanding, basic	23,355,588	2,291,866	12,862,328	2,284,750
Weighted-average shares of common stock outstanding, diluted	23,355,588	3,511,757	12,862,328	3,513,596

_____________

(a)	Basic and diluted per share amounts are the same for Class A and Class B shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

			Class A and Class B		Additional	Accumulated Other		Total Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Exercise of stock options	—	—	34,872	—	122	—	—	122
Stock-based compensation	—	—	—	—	768	—	—	768
Net loss	—	—	—	—	—	—	(8,417)	(8,417)
Unrealized loss on marketable securities	—	—	—	—	—	(166)	—	(166)
Balance at March 31, 2024	15,906,236	$192,620	2,384,426	$2	$7,988	$(58)	$(83,561)	$(75,629)
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,912	—	—	7,423,682	7	107,860	—	—	107,867
Conversion of convertible preferred stock to common stock upon initial public offering	(15,906,236)	(192,620)	15,906,236	17	192,603	—	—	192,620
Reclassification of warrant from liability to equity	—	—	—	—	216	—	—	216
Exercise of stock options	—	—	8,932	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Net loss	—	—	—	—	—	—	(9,009)	(9,009)
Unrealized loss on marketable securities	—	—	—	—	—	(69)	—	(69)
Balance at June 30, 2024	—	$—	25,723,276	$26	$310,174	$(127)	$(92,570)	$217,503

					Additional	Accumulated Other		Total
	Convertible Preferred Stock		Class A Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2022	11,889,674	$132,482	2,259,734	$2	$4,726	$(76)	$(97,864)	$(93,212)
Vesting of shares of common stock subject to repurchase	—	—	5,245	—	5	—	—	5
Exercise of stock options	—	—	7,146	—	8	—	—	8
Stock-based compensation	—	—	—	—	494	—	—	494
Net loss	—	—	—	—	—	—	(4,824)	(4,824)
Unrealized gain on marketable securities	—	—	—	—	—	67	—	67
Balance at March 31, 2023	11,889,674	$132,482	2,272,126	$2	$5,233	$(9)	$(102,688)	$(97,462)
Vesting of shares of common stock subject to repurchase	—	—	14,584	—	14	—	—	14
Issuance of Series C convertible preferred stock, net of offering costs of $103	3,333,239	49,896	—	—	—	—	—	—
Exercise of stock options	—	—	36,715	—	47	—	—	47
Stock-based compensation	—	—	—	—	489	—	—	489
Repurchase of stock options	—	—	(2,680)	—	(28)	—	—	(28)
Net income	—	—	—	—	—	—	41,564	41,564
Unrealized loss on marketable securities	—	—	—	—	—	(56)	—	(56)
Balance at June 30, 2023	15,222,913	$182,378	2,320,744	$2	$5,755	$(65)	$(61,124)	$(55,432)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(17,426)	$36,740
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	121	115
Non-cash operating lease expense	488	467
Stock-based compensation	2,262	983
Accretion of debt discount and debt issuance costs	—	(197)
Accretion of premiums/discounts on investments, net	(2,092)	(480)
Change in fair value of warrant liability	107	(2)
Gain on marketable securities	—	24
Change in fair value of investor rights and obligations liability	—	(2,867)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	846	(14)
Other long-term assets	936	34
Accounts payable	100	(31)
Accrued expenses	(1,841)	1,175
Operating lease liabilities	25	(517)
Net cash provided by (used in) operating activities	(16,474)	35,430
Investing activities
Purchase of property and equipment	(266)	(83)
Purchases of marketable securities	(99,649)	(67,794)
Sales and maturities of marketable securities	69,747	32,775
Net cash used in investing activities	(30,168)	(35,102)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	108,211	—
Proceeds from issuance of Series C convertible preferred stock, net of offering costs	—	49,895
Principal payments on debt	—	(3,750)
Proceeds from exercise of stock options	135	27
Net cash provided by financing activities	108,346	46,172
Net increase in cash and cash equivalents	61,704	46,500
Cash and cash equivalents at beginning of period	15,526	5,569
Cash and cash equivalents at end of period	$77,230	$52,069

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$192,620	$—
Reclassification of warrant from liability to equity	$216	$—
Reclassification of deferred offering costs paid in prior year to equity	$343	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Nature of Operations

Contineum Therapeutics, Inc. (the “Company”), is a clinical stage biopharmaceutical company focused on discovering and developing novel, oral small molecule therapies for neuroscience, inflammation and immunology indications with high unmet need. The Company, formerly named Sirocco Therapeutics, Inc. (“Sirocco” or “legacy Sirocco”), Inception 3, Inc. (“Inception”) and Versense Pharmaceuticals, Inc. (“Versense”), was incorporated in the state of Delaware in 2009 as Versense. Versense changed its name to Inception on October 25, 2011, and commenced active operations on July 13, 2012. In May 2018, Inception changed its name to Sirocco. A separate entity named Pipeline Therapeutics, Inc. (“legacy Pipeline”) was founded and incorporated in the state of Delaware on May 9, 2017. On May 7, 2019, legacy Sirocco acquired legacy Pipeline in a merger transaction. As of December 31, 2019, legacy Pipeline was a wholly owned subsidiary of legacy Sirocco. In January 2020, legacy Pipeline was merged into legacy Sirocco and ceased to exist, and legacy Sirocco changed its name to Pipeline Therapeutics, Inc. In November 2023, Pipeline Therapeutics, Inc. changed its name to Contineum Therapeutics, Inc.

Reverse Stock Split

On April 1, 2024, the Company filed an amendment to its fourth amended and restated certificate of incorporation as amended and effected a 1-for-5.5972 reverse stock split of its capital stock. All share and per-share amounts presented in the financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On April 9, 2024, the Company closed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 6,875,000 shares of its common stock at a public offering price of $16.00 per share and on April 19, 2024, the Company issued and sold 548,682 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares, resulting in net proceeds of approximately $107.9 million, after deducting underwriting discounts, commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. Converted redeemable convertible preferred stock outstanding as of the date of the IPO consisted of 15,906,236 shares that were outstanding immediately prior to the closing of the IPO. Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding.

In connection with the closing of its IPO, on April 9, 2024, the Company’s certificate of incorporation was amended and restated to (i) authorize 220,000,000 shares of common stock of which 200,000,000 are designated as Class A common stock and 20,000,000 of which are designated as Class B common stock; (ii) eliminate all references to the previously existing series of preferred stock; and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $9.0 million and $17.4 million for the three and six months ended June 30, 2024, respectively. The Company had an accumulated deficit of $92.6 million as of June 30, 2024. From its inception through June 30, 2024, the Company has financed its operations primarily through issuance of convertible promissory notes, convertible preferred stock financings, a term loan, a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, and net proceeds of approximately $107.9 million received in April 2024 from the Company's IPO.

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $218.7 million. The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

As the Company continues to pursue its business plan, it expects to finance its operations through both public and private sales of equity, debt financings or other commercial arrangements, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. Further, if the Company raises funds through licensing or other similar arrangements with third parties, it may be required to relinquish valuable rights to its technology, future revenue streams, research programs or drug candidates or may be required to grant licenses on terms that may not be favorable to it and/or may reduce the value of its common stock.

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2024, condensed statements of operations and comprehensive income (loss) and condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and condensed statements of cash flows for the six months ended June 30, 2024 and 2023, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of  December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s Form S-1, as amended (File No. 333-278003) as filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on April 1, 2024 and declared effective by the SEC on April 4, 2024 (the "Registration Statement").

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there were no significant changes to the Company's significant accounting policies as described in the Company's Registration Statement.

Basis of presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted accounting principles (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") promulgated by the Financial Accounting Standards Board ("FASB").

Use of estimates

During the six months ended June 30, 2024, there were no significant changes to the Company's accounting estimates as described in the Company's Registration Statement.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt securities, commercial paper, asset-backed securities, Yankee debt and U.S. government agency securities.

The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

	As of June 30, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
US Government agency securities	$20,526	$—	$(64)	$20,462
Certificate of deposit	11,531	2	(2)	11,531
Corporate debt securities	67,530	9	(53)	67,486
Commercial paper	29,180	1	(19)	29,162
Yankee debt	3,926	—	(5)	3,921
Asset-backed securities	8,857	7	(3)	8,861
	$141,550	$19	$(146)	$141,423

	As of December 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
US Government agency securities	$18,883	$11	$—	$18,894
Certificate of deposit	5,232	13	—	5,245
Corporate debt securities	52,310	65	(6)	52,369
Commercial paper	28,108	19	(1)	28,126
Yankee debt	2,445	3	—	2,448
Asset-backed securities	2,576	7	(1)	2,582
	$109,554	$118	$(8)	$109,664

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of June 30, 2024, the Company did not record an allowance for credit loss related to its investment portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable	Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
As of June 30, 2024:
Assets:
Cash equivalents	$16,005	$16,005	$—	$—
US Government agency securities	20,462	19,833	629	—
Certificates of deposits	11,531	—	11,531	—
Corporate debt securities	67,486	—	67,486	—
Commercial paper	29,162	—	29,162	—
Yankee debt	3,921	—	3,921	—
Asset-backed securities	8,861	—	8,861	—
Total financial assets	$157,428	$35,838	$121,590	$—

As of December 31, 2023:
Assets:
Cash equivalents	$14,646	$14,646	$—	$—
US Government agency securities	18,894	16,360	2,534	—
Certificates of deposits	5,245	—	5,245	—
Corporate debt securities	52,369	—	52,369	—
Commercial paper	28,126	—	28,126	—
Yankee debt	2,448	—	2,448	—
Asset-backed securities	2,582	—	2,582	—
Total financial assets	$124,310	$31,006	$93,304	$—
Liabilities:
Preferred stock warrant liability	(109)	—	—	(109)
Total financial liabilities	$(109)	$—	$—	$(109)

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at June 30, 2024 and December 31, 2023 are money market funds with a carrying value and fair value of $11.3 million and $11.8 million, respectively, based upon a Level 1 fair value assessment.

Warrant

Upon the closing of the IPO, the warrant to purchase shares of Series B preferred stock converted to a warrant to purchase shares of Class A common stock, and upon conversion the warrant met the equity classification requirements and was reclassified to equity. The warrant was remeasured to fair value immediately prior to the conversion to a common stock warrant and the Company recognized changes in the fair value of the warrant liability until April 9, 2024.

As of December 31, 2023, the Company had preferred stock warrant liability (included on the balance sheet under other long-term liabilities), which consisted of the fair value of a warrant to purchase Series B convertible preferred stock and was based on significant unobservable inputs, which represent a Level 3 measurement within the fair value hierarchy. The Company classified this warrant as a liability on its balance sheets and remeasured to fair value at each reporting date, and the Company recognized changes in the fair value of the warrant liability as a component of other income (expense) in its condensed statements of operations and comprehensive income (loss).

The Company’s valuation of the preferred stock warrant as of April 9, 2024 and December 31, 2023 utilized the Black-Scholes option-pricing model. The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series B convertible preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrant is the fair value of the Company’s Series B convertible preferred stock as of each remeasurement date. The Company determines the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deems relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant.

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

The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the six months ended June 30, 2024 (in thousands):

Warrant Liability
Balance at December 31, 2023	$109
Change in fair value of warrant liability	107
Balance at April 9, 2024	$216
Reclassification to equity	$(216)
Balance at June 30, 2024	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation expenses	$1,402	$1,904
Accrued research and development expenses	973	1,546
Accrued professional and consulting expenses	94	834
Other accrued expenses	52	101
Total accrued expenses	$2,521	$4,385

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 9,177,064 shares of Class A common stock and 6,729,172 shares of Class B common stock. Converted preferred stock outstanding as of the date of the IPO consisted of 15,906,236 shares. Each share of outstanding Series A, Series A-1, Series B, and Series C convertible preferred stock was convertible into one share of common stock at the option of the holder, subject to certain anti-dilution adjustments.

Convertible Preferred Stock

As of  December 31, 2023, the Company’s Series A, Series A-1, Series B, and Series C convertible preferred stock were classified as temporary equity in the accompanying condensed balance sheet given that a majority of the Company’s board of director seats were held and/or voted upon by convertible preferred stockholders and they could cause certain events to occur requiring redemption of the preferred stock that were outside of the Company’s control. The Company did not adjust the carrying values of the convertible preferred stock to the respective liquidation preferences of such shares as the instruments were not currently redeemable and it was not probable that the instruments would become redeemable.

The authorized, issued, and outstanding shares of convertible preferred stock as of December 31, 2023 consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)
Series A	1,786,607	1,786,604	$10,000
Series A-1	1,429,286	1,423,119	11,179
Series B	3,362,377	3,346,607	32,034
Series C	10,362,324	9,349,906	140,249
	16,940,594	15,906,236	$193,462

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share. As of June 30, 2024, of the authorized 200,000,000 shares of Class A common stock, 18,994,104 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,729,172 shares of Class B common stock were issued and outstanding.

Voting, dividend, and liquidation rights of the holders of the common stock were subject to, and qualified by, the rights, preferences and privileges of the holders of the convertible preferred stock. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Class A common stock reserved for future issuance consisted of the following:

	As of June 30,	December 31,
	2024	2023
Convertible preferred stock	—	15,906,236
Common stock options granted and outstanding	4,090,030	2,674,405
Shares available for issuance under the 2024 Plan	2,824,492	—
Shares available for issuance under the 2012 Plan	—	502,491
Preferred stock warrant	—	15,764
Common stock warrant	15,764	—
Common stock reserved under the 2024 ESPP	280,000	—
Total common stock reserved for future issuance	7,210,286	19,098,896

 There are no shares of Class B common stock reserved for future issuance.

Stock Options

In March 2024, the Company's board of directors and its stockholders adopted and approved the 2024 Equity Incentive Plan (the "2024 Plan"). The 2024 Plan is the successor of the Company's 2012 Equity Incentive Plan (the "2012 Plan"). However, awards outstanding under the 2012 Plan will continue to be governed by their existing terms. The 2024 Plan allowed for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, and other stock awards to the Company's employees, members of its board of directors, and consultants.

The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. As of June 30, 2024, there were 2,824,492 shares of the Company’s common stock reserved and available for issuance under the 2024 Plan. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company's board of directors.

Under the 2024 Plan, the exercise price for options granted under the 2024 Plan may not be less than 100% of the fair market value of the Class A common stock on the grant date. Optionees will be permitted to pay the exercise price in cash or, with the consent of the compensation committee (i) with shares of common stock that the optionee already owns, (ii) by an immediate sale of shares through a broker approved by the Company, (iii) by instructing the Company to withhold a number of shares otherwise deliverable upon exercise having an aggregate fair market value that does not exceed the exercise price; or (iv) by other methods permitted by applicable law.

The Company's board of directors (or a committee thereof to which the Company's board of directors has delegated authority) may amend or terminate the 2024 Plan at any time. If the Company's board of directors amends the 2024 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2024 Plan will terminate automatically ten years after the date when the Company's board of directors adopted the 2024 Plan.

In March 2024, the Company's board of directors and its stockholders adopted and approved the 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The 2024 ESPP became effective as of  April 9, 2024. The purpose of the 2024 ESPP is to provide eligible employees with an opportunity to increase their interest in the success of the Company by purchasing shares of Class A common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. The new payroll deduction rate may be any whole percentage of the participant’s compensation, but not less than 1% nor more than 15%.

As of June 30, 2024, there were 280,000 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

During the six months ended June 30, 2024, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.

Stock option activity under the 2024 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	2,674,457	$5.93	7.22	$13,453
Options granted	1,459,382	16.01	—	—
Options exercised	(43,809)	3.09	—	—
Options cancelled and forfeited	—	—	—	—
Options expired	—	—	—	—
As of June 30, 2024	4,090,030	$9.55	7.82	$33,050
Options vested and expected to vest as of June 30, 2024	4,090,030	$9.55	7.82	$33,050
Options exercisable as of June 30, 2024	1,930,408	$4.35	5.91	$25,592

The aggregate intrinsic value of options exercised during the period ended June 30, 2024 was $0.1 million, determined as of the date of exercise. Options exercisable include options which are not vested, but are available to be early exercised as of June 30, 2024. As of June 30, 2024, there were 133,058 options exercisable that are available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assumptions:
Expected term (in years)	6.05	—	6.03	6.08
Expected volatility	110%	—	110%	90%
Risk free interest rate	4.49%	—	4.44%	3.40%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2024 was $13.53 and $13.55 per share, respectively.

There were no stock options granted during the three months ended June 30, 2023.

The Company recorded $0.9 million and $0.6 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended June 30, 2024. The Company recorded $0.3 million and $0.2 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended June 30, 2023.

The Company recorded $1.3 million and $1.0 million in stock-based compensation in general and administrative and research and development, respectively, for the six months ended June 30, 2024. The Company recorded $0.5 million and $0.5 million in stock-based compensation in general and administrative and research and development, respectively, for the six months ended June 30, 2023.

As of June 30, 2024 there was approximately $24.1 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.2 years. As of June 30, 2023 there was approximately $2.9 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

7. Income Taxes

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2024, the Company did not record a U.S. federal or state income tax provision due to current and expected annual net operating losses for the year ended December 31, 2024.

As of June 30, 2023, the estimated annual effective tax rate for 2023, exclusive of discrete items, was approximately 1.94% of projected pre-tax income. The estimated annual tax expense consists of a provision for federal and state income taxes. For the three months ended June 30, 2023, due to statutory limitations on the ability to utilize research and development credits and net operating losses to offset year to date taxable income, the Company recorded a tax expense of $0.7 million, on a pre-tax income of $42.3 million. For the six months ended June 30, 2023, due to statutory limitations on the ability to utilize research and development credits and net operating losses to offset year to date taxable income, the Company recorded a tax expense of $0.7 million, on a pre-tax income of $37.5 million.

Under Section 382 and 383 of the Internal Revenue Code ("IRC"), if a corporation undergoes an ownership change (generally defined as a greater than 50% change in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed an ownership change analysis pursuant to IRC Section 382 for the periods prior to February 9, 2021. On July 13, 2012, April 29, 2018, March 15, 2019, and February 9, 2021 the Company experienced ownership changes. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards attributable to periods prior to February 9, 2021 is subject to substantial limitations. An ownership change analysis pursuant to IRC Section 382 has not been performed for the periods after February 9, 2021 and therefore additional ownership changes may have occurred which may limit the Company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2023.

8. License Agreement

In February 2023, the Company entered into the J&J License Agreement, pursuant to which the Company granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications. The J&J License Agreement allows the Company to elect, at its sole discretion and cost, to conduct a Phase 2 trial of PIPE-307 for patients with multiple sclerosis. After such trial, J&J may, at its sole discretion, further develop PIPE-307 for patients with multiple sclerosis. Additionally, upon J&J deciding to conduct a first Phase 3 clinical trial for a product using PIPE-307, the J&J License Agreement allows the Company the option to co-fund a portion of all Phase 3 and subsequent development costs for PIPE-307, with such costs capped annually. If the Company opts to fund such development costs, then the royalties the Company is eligible to receive will increase. Pursuant to the terms of the J&J License Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million upon transferring the license and know-how, existing inventory and manufacturing technology. The Company is also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments. Additionally, the Company is eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307.

The Company sold approximately 1.7 million shares of series C convertible preferred stock to Johnson & Johnson Innovation - JJDC, Inc., an affiliate of J&J, at $15.00 per share, for an aggregate purchase price of approximately $25.0 million, in April 2023. The Company determined that this preferred stock purchase was at fair value as other new investors purchased shares of preferred stock at the same price.

The Company concluded that J&J represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the J&J License Agreement. The Company evaluated the J&J License Agreement and concluded that it had promises to transfer a license of functional intellectual property, know-how, existing inventory and manufacturing technology (each of which was determined to be a distinct performance obligation). Control of the promised goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties. As of June 30, 2024, all variable consideration under the J&J License Agreement was fully constrained.

In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of June 30, 2024, no amounts had been recognized related to the Phase 2 trial as no additional variable consideration as been received subsequent to the contract modification.

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator, basic:
Net income (loss)	$(9,009)	$41,564	$(17,426)	$36,740
Allocation of earnings to participating preferred stockholders	—	35,695	—	31,219
Net income (loss) applicable to common stockholders	$(9,009)	$5,869	$(17,426)	$5,521
Denominator, basic:
Weighted average common shares issued	23,355,588	2,295,378	12,862,328	2,291,887
Less: weighted average unvested common stock issued upon early exercise of stock options	—	(3,512)	—	(7,137)
Weighted average shares used to compute net income (loss) per common share, basic	23,355,588	2,291,866	12,862,328	2,284,750
Numerator, diluted:
Net income (loss) attributable to common stockholders	$(9,009)	$5,869	$(17,426)	$5,521
Change in fair value of put option	—	(2,920)	—	(2,920)
Net income (loss) applicable to common stockholders	$(9,009)	$2,949	$(17,426)	$2,601
Denominator, diluted:
Weighted average shares used to compute net income (loss) per common share, diluted	23,355,588	2,291,866	12,862,328	2,284,750
Common stock options	—	1,036,729	—	1,042,226
Unvested common stock issued upon early exercise of stock options	—	3,512	—	7,137
Preferred stock warrant (as converted to common stock)	—	1,752	—	1,585
Preferred stock put option (common stock issued)	—	177,898	—	177,898
Weighted average shares used to compute net income (loss) per common share, diluted	23,355,588	3,511,757	12,862,328	3,513,596
Net income (loss) per share, basic	$(0.39)	$2.56	$(1.35)	$2.42
Net income (loss) per share, diluted	$(0.39)	$0.84	$(1.35)	$0.74

For the three and six months ended June 30, 2024, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.

For the three and six months ended June 30, 2023, there were no shares of Class B common stock outstanding.

The Company’s potentially dilutive securities, which include convertible preferred stock, a common stock warrant, common stock options, common stock reserved under the 2024 ESPP, and a preferred stock warrant have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,	As of June 30,
	2024	2023
Convertible preferred stock	—	15,222,937
Common stock options	4,090,030	2,141,367
Common stock warrant	15,764	—
Unvested common stock issued upon early exercise of stock options	—	3,202
Common stock reserved under the 2024 ESPP	280,000	—
Preferred stock warrant	—	15,764
	4,385,794	17,383,271

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

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning projections about our accounting and finances, our clinical trial and product development plans and timelines, the indications, anticipated benefits of, and market opportunities for our drug candidates, our operating runway, our business strategies and plans, and other statements regarding future performance. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”) and Progressive multiple sclerosis (“Progressive MS”). LPA1R antagonism is a clinically validated mechanism, and we believe that our preclinical studies and Phase 1 healthy volunteer data support the continued development of PIPE-791 for both IPF and Progressive MS. Specifically, based on its high bioavailability, low plasma protein binding, and long receptor residence time in our preclinical studies compared to the preclinical data of other LPA1R antagonists that we know are currently in development, we also believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We completed a Phase 1 clinical trial of PIPE-791 in healthy volunteers in support of clinical development in both IPF and Progressive MS. We plan to submit a clinical trial application to the Medicines and Healthcare products Regulatory Agency to commence a Phase 1b open-label trial of PIPE-791 to measure the relationship of pharmacokinetics to lung and brain receptor occupancy by positron emission tomography imaging in 2024. This Phase 1b trial will inform dose selection for our planned future Phase 2 trials of PIPE-791 in IPF and Progressive MS.

Our second drug candidate, PIPE-307, is a novel, small molecule selective inhibitor of the muscarinic type 1 M1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). M1R antagonism has been clinically validated in third-party trials in both depression and RRMS by scopolamine and clemastine, respectively. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers and have initiated a Phase 2 trial of PIPE-307 for the potential treatment of RRMS. To our knowledge, PIPE-307 is the most clinically advanced selective M1R antagonist in development. We are developing PIPE-307 in collaboration with Johnson & Johnson ("J&J").

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

Collaboration

In February 2023, we entered into the license agreement with J&J (the "J&J License Agreement"), pursuant to which we granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our internal research and development activities.

Direct costs include:

•	employee-related expenses, including salaries, related benefits, and travel that can be directly attributable to each research project;

•	expenses incurred in connection with research, laboratory consumables and preclinical studies;

•

expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with clinical research organizations ("CROs"), other vendors or central laboratories and service providers engaged to conduct our trials;

•	the cost of consultants engaged in research and development related services;

•	the cost to manufacture drug products for use in our preclinical studies and clinical trials; and

•	costs related to regulatory compliance.

Unallocated internal research and development costs include:

•	employee-related expenses, including salaries, related benefits, and travel that cannot be directly attributable to a specific research project;

•	stock-based compensation for employees engaged in research and development functions; and

•	facilities, depreciation and other related expenses.

We expense our research and development costs as they are incurred. We record advance payments for goods or services to be received in the future for use in research and development as prepaid expenses. We then expense the prepaid amounts as the related goods are delivered or the services are performed.

We track outsourced development costs, consultant costs and other external research and development costs such as third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities to specific programs. We allocate employee related costs, including salaries and related benefits based upon the level of effort for each specific project. Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three and six months ended June 30, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$2,028	$3,513	$4,889	$4,620
PIPE-307	2,258	721	4,333	1,336
CTX-343	574	316	886	393
Others	1,244	910	2,348	1,747
Unallocated internal research and development costs
Personnel related	484	321	852	611
Stock-based compensation	620	231	1,009	467
Facilities costs	236	202	455	411
Other	458	3,246	908	3,508
Total research and development costs	$7,901	$9,460	$15,679	$13,092

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

The successful development of our drug candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:

•	successful completion of preclinical studies and clinical trials;

•	delays in regulators or institutional review boards authorizing us or our investigators to commence or continue our clinical trials;

•	our ability to negotiate agreements with clinical trial sites or CROs;

•	the number of clinical sites included in our clinical trials;

•	raising additional funds necessary to complete clinical development of our drug candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;

•	establishing and qualifying manufacturing capabilities for clinical supplies of our drug candidates, whether directly or through qualified third party manufacturers;

•	our ability to receive necessary regulatory approvals from the U.S. Food and Drug Administration and comparable governmental bodies outside the United States;

•	our decision to elect to fund a portion of Phase 3 and subsequent development costs for PIPE-307;

•	coverage for our products by governmental and third party payors;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	our ability to successfully compete with our competitors and their product offerings; and

•	maintaining a continued acceptable safety profile of the products following approval.

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

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, the growth of our business operations and headcount and to reflect increased operating expenses as we continue operating as a public company. These increased costs will likely include increased expenses related to audit, legal, regulatory services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of (i) interest on our outstanding loan and security agreement (the "Loan Agreement") with First Citizens Bank ("First Citizens"), and (ii) amortization of our debt discount associated with the Loan Agreement recorded in connection with the fair value of the warrant issued to First Citizens, the debt issuance costs incurred and the obligation to make a final payment fee. We repaid all of the outstanding principal on the Loan Agreement as of June 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023	Change
Revenue:
License revenue	$—	$50,000	$(50,000)
Operating expenses:
Research and development	7,901	9,460	(1,559)
General and administrative	3,043	1,603	1,440
Total operating expenses	10,944	11,063	(119)
Income (loss) from operations	(10,944)	38,937	(49,881)
Other income (expense):
Interest income	2,001	679	1,322
Interest expense	—	(116)	116
Change in fair value of warrant liability	11	2	9
Change in fair value of investor rights and obligations liability	—	2,867	(2,867)
Other expense, net	(77)	(76)	(1)
Total other income	1,935	3,356	(1,421)
Income (loss) before income taxes	(9,009)	42,293	(51,302)
Provision for income taxes	—	(729)	729
Net income (loss)	$(9,009)	$41,564	$(50,573)

License revenue. There was no revenue recognized for the three months ended June 30, 2024. License revenues were $50.0 million for the three months ended June 30, 2023 and was solely attributable to the upfront payment received from J&J pursuant to the J&J License Agreement.

Research and development expenses. Research and development expenses were $7.9 million and $9.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $1.6 million was primarily due to $3.0 million of contractual milestone payments paid to our consultants during the three months ended June 30, 2023 upon the receipt of the upfront payment from the J&J License Agreement and a $1.8 million decrease in manufacturing expenses for PIPE-791. Partially offsetting these decreases was the following:

•	$1.0 million increase in contract research organization costs related to our on-going Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS and our completed Phase 1 healthy volunteer clinical trial for PIPE-791,

•	$1.0 million increase in expenses for toxicology studies primarily for PIPE-791,

•	$0.5 million increase in personnel-related expense, and

•	$0.4 million increase in stock-based compensation.

General and administrative expenses. General and administrative expenses were $3.0 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.4 million was primarily due to a $0.6 million increase in consulting and legal expenses, a $0.6 million increase in stock-based compensation, and a $0.1 million increase in personnel-related expenses.

Interest income. Interest income was $2.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. The increase was due to an increase in funds invested in marketable securities and an increase in the yields earned on our marketable securities from the three months ended June 30, 2023 to the three months ended June 30, 2024.

Change in fair value of investor rights and obligations liability. During the three months ended June 30, 2023, we recognized a $2.9 million gain related to the decrease in fair value of our investor rights and obligations liability as a result of reducing the Series B convertible preferred stock premium liability to zero. This was the result of the termination of certain rights due to the change in a specified limited partner’s status in May 2023.

Provision for income taxes. For the three months ended June 30, 2024, the Company did not record a U.S. federal or state income tax provision due to forecasted pretax operating losses for the year ended December 31, 2024. For the three months ended June 30, 2023, the Company recorded a tax expense of $0.7 million on pretax income of $42.3 million.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023	Change

Revenue:
License revenue	$—	$50,000	$(50,000)
Operating expenses:
Research and development	15,679	13,092	2,587
General and administrative	5,195	3,086	2,109
Total operating expenses	20,874	16,178	4,696
Income (loss) from operations	(20,874)	33,822	(54,696)
Other income (expense):
Interest income	3,637	1,080	2,557
Interest expense	—	(208)	208
Change in fair value of warrant liability	(107)	2	(108)
Change in fair value of investor rights and obligations liability	—	2,867	(2,867)
Other expense, net	(82)	(94)	11
Total other income	3,448	3,647	(199)
Income (loss) before income taxes	(17,426)	37,469	(54,895)
Provision for income taxes	—	(729)	729
Net income (loss)	$(17,426)	$36,740	$(54,166)

License revenue. There was no revenue recognized for the six months ended June 30, 2024. License revenues were $50.0 million for the six months ended June 30, 2023 and was solely attributable to the upfront payment from J&J pursuant to the J&J License Agreement.

Research and development expenses. Research and development expenses were $15.7 million and $13.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $2.6 million was primarily due to a $3.0 million increase in contract research organization costs primarily related to our on-going Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS and our completed Phase 1 healthy volunteer clinical trial for PIPE-791, a $1.9 million increase in expenses for toxicology studies primarily for PIPE-791, a $1.1 million increase in personnel-related expense, and a $0.5 million increase in stock-based compensation. Partially offsetting these increases was the following: $2.9 million of contractual milestone payments paid to our consultants during the six months ended June 30, 2023 upon the receipt of the upfront payment from the J&J License Agreement and a $1.7 million decrease in manufacturing expenses for PIPE-791.

General and administrative expenses. General and administrative expenses were $5.2 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $2.1 million was primarily due to a $1.1 million increase in consulting and legal expenses, a $0.7 million increase in stock-based compensation, and a $0.2 million increase in personnel-related expenses.

Interest income. Interest income was $3.6 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase was due to an increase in funds invested in marketable securities and an increase in the yields earned on our marketable securities from the six months ended June 30, 2023 to the six months ended June 30, 2024.

Change in fair value of investor rights and obligations liability. We recognized a $2.9 million gain related to the decrease in fair value of our investor rights and obligations liability for the six months ended June 30, 2023 as a result of reducing the Series B convertible preferred stock premium liability to zero. This was the result of the termination of certain rights due to the change in a specified limited partner’s status in May 2023.

Provision for income taxes. For the six months ended June 30, 2024, the Company did not record a U.S. federal or state income tax provision due to forecasted pretax operating losses for the year ended December 31, 2024. For the six months ended June 30, 2023, the Company recorded a tax expense of $0.7 million on pretax income of $37.5 million.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations in nearly every reporting period since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we advance our drug candidates through clinical development, undergo the regulatory approval process, engage in other research and development activities to expand our pipeline of drug candidates, expand our operations and headcount, maintain and expand our intellectual property portfolio and, if we obtain approval for one or more of our drug candidates, launch commercial activities. We also expect to incur additional costs associated with our operating as a public company, including significant legal, accounting, investor relations, director and officer insurance, and other expenses that we did not incur as a private company.

Through June 30, 2024, we have funded our operations primarily through the issuance of convertible promissory notes, the private placements of our convertible preferred stock, the J&J License Agreement, our Loan Agreement with First Citizens, and net proceeds from our initial public offering ("IPO"). Through June 30, 2024, we have raised gross proceeds of approximately $194.0 million from the issuance of our convertible preferred stock and promissory notes and have received an upfront payment from the J&J License Agreement of $50.0 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. In April 2024, we raised approximately $107.9 million in net proceeds from the IPO of our shares of Class A common stock. As of June 30, 2024, we had an accumulated deficit of $92.6 million.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $218.7 million. Management believes our existing cash, cash equivalents, and marketable securities will be sufficient to support our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(16,474)	$35,430
Net cash used in investing activities	(30,168)	(35,102)
Net cash provided by financing activities	108,346	46,172
Net increase in cash and cash equivalents	$61,704	$46,500

Operating Activities

Net cash used in operating activities was $16.5 million for the six months ended June 30, 2024, which primarily related to our net loss of $17.4 million and $0.1 million change in operating assets and liabilities, partially offset by $0.8 million of non-cash charges such as stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense. Net cash provided by operating activities was $35.4 million for the six months ended June 30, 2023, which primarily related to our net income of $36.7 million from the J&J Licensing Agreement, $0.9 million of non-cash charges such as accretion of debt discount and debt issuance costs, stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense, and $0.6 million change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $30.2 million for the six months ended June 30, 2024, which primarily related to $99.6 million of purchases of marketable securities and $0.3 million of purchases of property and equipment, partially offset by $69.7 million of sales and maturities of marketable securities. Net cash used in investing activities was $35.1 million for the six months ended June 30, 2023, which primarily related to $67.8 million of purchases of marketable securities and $0.1 million of purchases of property and equipment, partially offset by $32.8 million of sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $108.3 million for the six months ended June 30, 2024, which primarily related to $108.2 million of net proceeds from the issuance of common stock in the Company's IPO and $0.1 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $46.2 million for the six months ended June 30, 2023, which primarily related to $49.9 million of net proceeds from the issuance of Series C convertible preferred stock, partially offset by $3.8 million of principal payments on debt.

Funding Requirements

We expect our operating expenses to significantly increase as we continue to develop and seek regulatory approvals for our drug candidates, engage in other research and development activities to expand our pipeline of drug candidates, expand our operations and headcount, maintain and expand our intellectual property portfolio, and, if we obtain approval for one or more of our drug candidates, launch commercial activities. Management believes our existing cash, cash equivalents, and marketable securities will be sufficient to support our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and our actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing our drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California. Our total contractual commitments for our lease agreements amount to approximately $7.6 million as of June 30, 2024.

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

There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgements and Estimates” included in our Prospectus, except that from the effectiveness date of our registration statement on Form S-1 (File No. 333-278003), our common stock is publicly traded and we therefore no longer require common stock valuations.

Emerging growth company and smaller reporting company status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2029, the last day of the fiscal year following the fifth anniversary of the completion of the Company's IPO, (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the Securities and Exchange Commission on May 16, 2024. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities.

On April 9, 2024, upon the closing of our IPO, all shares of outstanding convertible preferred stock automatically converted into 9,177,064 shares of Class A common stock and 6,729,172 shares of Class B common stock. The issuance of such shares common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

On April 2, 2024, we sold 8,933 shares of our Class A common stock upon the exercise of outstanding options under our 2012 Equity Incentive Plan at an exercise price per share of $1.35, for an aggregate sales price of $12,060. The forgoing transaction involved the issuance of securities to an employee of the Company and is exempt from registration pursuant to Rule 701 promulgated under the Securities Act as a transaction pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. No underwriters were involved in this issuance of shares.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

On April 4, 2024, our registration statement on Form S-1 (333-278003) relating to the initial public offering of our common stock was declared effective by the SEC (the "Registration Statement"). Pursuant to such Registration Statement, we issued and sold an aggregate of 7,423,682 shares of our common stock, which includes 548,682 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at the public offering price of $16.00 per share. On April 9, 2024, we closed the sale of 6,875,000 shares and on April 19, 2024, we closed the sale of the 548,682 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The aggregate offering price for shares sold in the IPO was approximately $118.8 million, resulting in aggregate net proceeds of approximately $107.9 million, after deducting the underwriting discounts, commissions and offering expenses paid or payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. Goldman Sachs & Co. LLC, Morgan Stanley, Stifel and RBC Capital Markets acted as joint book-running managers for the IPO.

There has been no material change in the planned use of proceeds from the IPO from those described in the Prospectus, dated April 4, 2024, filed with the SEC on April 8, 2024, pursuant to Rule 424(b) of the Securities Act.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(c) Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-278003	4.1	04/01/2024
4.2	Amended and Restated Investors’ Rights Agreement, dated February 9, 2021, by and among the Registrant and the other parties thereto.	S-1	333-278003	4.2	03/15/2024
4.3^	Warrant to Purchase Stock, issued to Silicon Valley Bank, dated as of September 1, 2020.	S-1	333-278003	4.3	03/15/2024
4.4	Letter Agreement, dated as of July 9, 2021, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1	333-278003	4.4	03/15/2024
4.5	Amended and Restated Registration Rights Agreement dated as of July 9, 2021, by and between the Registrant and Baker Bros. Advisors LP.	S-1	333-278003	4.5	03/15/2024
10.1+	Executive Severance Plan, dated May 24, 2024, and form of agreement thereunder.	8-K	001-42001	10.1	05/31/2024
10.2+	Offer Letter, dated May 28, 2024, by and between the Registrant and John Healy.					X
10.3+	Non-Employee Director Compensation Program, as amended.					X
10.4+	Form of Registrant’s Mutual Arbitration Agreement.	8-K	001-42001	10.4	05/24/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Contineum Therapeutics, Inc.

August 14, 2024	By:	/s/ Carmine Stengone
Carmine Stengone
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2024	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)