Form 10-Q
period 2024-09-30
Contineum Therapeutics, Inc.
filed 2024-11-06
CIK 1855175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42001

Contineum Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1467257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3565 General Atomics Court, Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 333-5280

(Registrant’s telephone number, including area code)

10578 Science Center Drive, Suite 200

San Diego, California 92121

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

As of November 1, 2024, the registrant had 25,777,793 total shares outstanding, of which there were 19,048,621 shares of Class A common stock, $0.001 par value per share, outstanding and 6,729,172 shares of Class B common stock, $0.001 par value per share, outstanding.

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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,891	$15,526
Marketable securities	173,020	109,664
Prepaid expenses and other current assets	1,232	2,516
Total current assets	215,143	127,706
Property and equipment, net	888	678
Other long-term assets	3	1,283
Operating lease right-of-use assets	—	719
Total assets	$216,034	$130,386
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,397	$635
Accrued expenses	3,798	4,385
Current portion of operating lease liabilities	611	464
Total current liabilities	5,806	5,484
Other long-term liabilities	—	110
Operating lease liabilities, net of current portion	—	108
Total liabilities	5,806	5,702
Convertible preferred stock, $0.001 par value; no shares authorized, issued, or outstanding at September 30, 2024; authorized shares—16,940,594 at December 31, 2023; issued and outstanding shares—15,906,236 shares at December 31, 2023	—	192,620
Stockholders' equity (deficit):
Class A common stock, $0.001 par value; authorized shares—200,000,000 and 39,630,511 at September 30, 2024 and December 31, 2023, respectively; issued and outstanding shares—19,006,904 and 2,349,554 at September 30, 2024 and December 31, 2023, respectively	19	2
Class B common stock, $0.001 par value; authorized shares—20,000,000 at September 30, 2024; issued and outstanding shares—6,729,172 at September 30, 2024; no shares authorized, issued, or outstanding at December 31, 2023	7	—
Preferred stock, $0.001 par value; authorized shares—10,000,000 at September 30, 2024; no shares issued or outstanding at September 30, 2024; no shares authorized, issued, or outstanding at December 31, 2023	—	—
Additional paid-in-capital	312,478	7,098
Accumulated deficit	(102,837)	(75,144)
Accumulated other comprehensive income	561	108
Total stockholders' equity (deficit)	210,228	(67,936)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$216,034	$130,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
License revenue	$—	$—	$—	$50,000
Operating expenses:
Research and development	9,728	6,499	25,407	19,591
General and administrative	3,246	1,570	8,440	4,656
Total operating expenses	12,974	8,069	33,847	24,247
Income (loss) from operations	(12,974)	(8,069)	(33,847)	25,753
Other income (expense):
Interest income	2,741	1,736	6,377	2,816
Interest expense	—	—	—	(208)
Change in fair value of warrant liability	—	—	(107)	2
Change in fair value of investor rights and obligations liability	—	—	—	2,867
Other expense, net	(34)	(36)	(116)	(130)
Total other income	2,707	1,700	6,154	5,347
Income (loss) before income taxes	(10,267)	(6,369)	(27,693)	31,100
Provision for (benefit from) income taxes	—	(118)	—	611
Net income (loss)	$(10,267)	$(6,251)	$(27,693)	$30,489
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	688	(24)	453	(13)
Comprehensive income (loss)	$(9,579)	$(6,275)	$(27,240)	$30,476
Net income (loss) attributable to common stockholders, basic	$(10,267)	$(6,251)	$(27,693)	$4,340
Net income (loss) attributable to common stockholders, diluted	$(10,267)	$(6,251)	$(27,693)	$1,471
Net income (loss) per share, basic (a)	$(0.40)	$(2.69)	$(1.61)	$1.89
Net income (loss) per share, diluted (a)	$(0.40)	$(2.69)	$(1.61)	$0.43
Weighted-average shares of common stock outstanding, basic	25,730,014	2,324,588	17,182,865	2,298,175
Weighted-average shares of common stock outstanding, diluted	25,730,014	2,324,588	17,182,865	3,445,978

_____________

(a)	Basic and diluted per share amounts are the same for Class A and Class B shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

			Class A and Class B		Additional	Accumulated Other		Total Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Exercise of stock options	—	—	34,872	—	122	—	—	122
Stock-based compensation	—	—	—	—	768	—	—	768
Net loss	—	—	—	—	—	—	(8,417)	(8,417)
Unrealized loss on marketable securities	—	—	—	—	—	(166)	—	(166)
Balance at March 31, 2024	15,906,236	$192,620	2,384,426	$2	$7,988	$(58)	$(83,561)	$(75,629)
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,912	—	—	7,423,682	7	107,860	—	—	107,867
Conversion of convertible preferred stock to common stock upon initial public offering	(15,906,236)	(192,620)	15,906,236	17	192,603	—	—	192,620
Reclassification of warrants from liability to equity	—	—	—	—	216	—	—	216
Exercise of stock options	—	—	8,932	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Net loss	—	—	—	—	—	—	(9,009)	(9,009)
Unrealized loss on marketable securities	—	—	—	—	—	(69)	—	(69)
Balance at June 30, 2024	—	$—	25,723,276	$26	$310,174	$(127)	$(92,570)	$217,503
Exercise of stock options	—	—	12,800	—	13	—	—	13
Stock-based compensation	—	—	—	—	2,291	—	—	2,291
Net loss	—	—	—	—	—	—	(10,267)	(10,267)
Unrealized gain on marketable securities	—	—	—	—	—	688	—	688
Balance at September 30, 2024	—	$—	25,736,076	$26	$312,478	$561	$(102,837)	$210,228

					Additional	Accumulated Other		Total
	Convertible Preferred Stock		Class A Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2022	11,889,674	$132,482	2,259,734	$2	$4,726	$(76)	$(97,864)	$(93,212)
Vesting of shares of common stock subject to repurchase	—	—	5,245	—	5	—	—	5
Exercise of stock options	—	—	7,146	—	8	—	—	8
Stock-based compensation	—	—	—	—	494	—	—	494
Net loss	—	—	—	—	—	—	(4,824)	(4,824)
Unrealized gain on marketable securities	—	—	—	—	—	67	—	67
Balance at March 31, 2023	11,889,674	$132,482	2,272,126	$2	$5,233	$(9)	$(102,688)	$(97,462)
Vesting of shares of common stock subject to repurchase	—	—	14,584	—	14	—	—	14
Issuance of Series C convertible preferred stock, net of offering costs of $103	3,333,239	49,896	—	—	—	—	—	—
Exercise of stock options	—	—	36,715	—	47	—	—	47
Stock-based compensation	—	—	—	—	489	—	—	489
Repurchase of stock options	—	—	(2,680)	—	(28)	—	—	(28)
Net income	—	—	—	—	—	—	41,564	41,564
Unrealized loss on marketable securities	—	—	—	—	—	(56)	—	(56)
Balance at June 30, 2023	15,222,913	$182,378	2,320,744	$2	$5,755	$(65)	$(61,124)	$(55,432)
Vesting of shares of common stock subject to repurchase	—	—	1,528	—	2	—	—	2
Issuance of Series C convertible preferred stock, net of offering costs of $7	683,323	10,241	—	—	—	—	—	—
Exercise of stock options	—	—	9,927	—	83	—	—	83
Stock-based compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	(6,251)	(6,251)
Unrealized loss on marketable securities	—	—	—	—	—	(24)	—	(24)
Balance at September 30, 2023	15,906,236	$192,620	2,332,198	$2	$6,317	$(89)	$(67,375)	$(61,145)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(27,693)	$30,489
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	183	158
Non-cash operating lease expense	719	701
Stock-based compensation	4,553	1,460
Accretion of debt discount and debt issuance costs	—	(197)
Accretion of premiums/discounts on investments, net	(2,875)	(1,477)
Change in fair value of warrant liability	107	(2)
Gain on sale of equipment	(16)	—
(Gain) loss on marketable securities	(5)	22
Change in fair value of investor rights and obligations liability	—	(2,867)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,281	(1,253)
Other long-term assets	937	(26)
Accounts payable	763	625
Accrued expenses	(635)	3,199
Operating lease liabilities	38	(779)
Net cash provided by (used in) operating activities	(22,643)	30,053
Investing activities
Purchase of property and equipment	(348)	(105)
Proceeds from sale of equipment	20	—
Purchases of marketable securities	(172,054)	(119,870)
Sales and maturities of marketable securities	112,031	45,377
Net cash used in investing activities	(60,351)	(74,598)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	108,211	—
Proceeds from issuance of Series C convertible preferred stock, net of offering costs	—	60,138
Principal payments on debt	—	(3,750)
Proceeds from exercise of stock options	148	109
Net cash provided by financing activities	108,359	56,497
Net increase in cash and cash equivalents	25,365	11,952
Cash and cash equivalents at beginning of period	15,526	5,569
Cash and cash equivalents at end of period	$40,891	$17,521

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$192,620	$—
Reclassification of warrants from liability to equity	$216	$—
Reclassification of deferred offering costs paid in prior year to equity	$343	$—

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $10.3 million and $27.7 million for the three and nine months ended September 30, 2024, respectively. The Company had an accumulated deficit of $102.8 million as of September 30, 2024. From its inception through September 30, 2024, the Company has financed its operations primarily through issuance of convertible promissory notes, convertible preferred stock financings, a term loan, a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company, and net proceeds of approximately $107.9 million received in April 2024 from the Company's IPO.

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $213.9 million. The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2024, condensed statements of operations and comprehensive income (loss) and condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and condensed statements of cash flows for the nine months ended September 30, 2024 and 2023, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of  December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s Form S-1, as amended (File No. 333-278003) as filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on April 1, 2024 and declared effective by the SEC on April 4, 2024 (the "Registration Statement").

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there were no significant changes to the Company's significant accounting policies as described in the Company's Registration Statement.

Basis of presentation

The Company has prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") promulgated by the Financial Accounting Standards Board ("FASB").

Use of estimates

During the nine months ended September 30, 2024, there were no significant changes to the Company's accounting estimates as described in the Company's Registration Statement.

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

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt securities, commercial paper, asset-backed securities, Yankee debt, certificate of deposit, and U.S. Government agency securities.

The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

		As of September 30, 2024
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$39,743	$195	$(9)	$39,929
Certificate of deposit	Less than 1	6,573	15	—	6,588
Corporate debt securities	3 years or less	72,436	247	(5)	72,678
Commercial paper	Less than 1	37,087	42	(1)	37,128
Yankee debt	Less than 1	2,131	2	—	2,133
Asset-backed securities	2 years or less	14,487	77	—	14,564
		$172,457	$578	$(15)	$173,020

		As of December 31, 2023
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	2 years or less	$18,883	$11	$—	$18,894
Certificate of deposit	Less than 1	5,232	13	—	5,245
Corporate debt securities	2 years or less	52,310	65	(6)	52,369
Commercial paper	Less than 1	28,108	19	(1)	28,126
Yankee debt	Less than 1	2,445	3	—	2,448
Asset-backed securities	3 years or less	2,576	7	(1)	2,582
		$109,554	$118	$(8)	$109,664

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of September 30, 2024, the Company did not record an allowance for credit loss related to its investment portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable	Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
As of September 30, 2024:
Assets:
Cash equivalents	$39,822	$39,822	$—	$—
U.S. Government agency securities	39,929	39,929	—	—
Certificates of deposits	6,588	—	6,588	—
Corporate debt securities	72,678	—	72,678	—
Commercial paper	37,128	—	37,128	—
Yankee debt	2,133	—	2,133	—
Asset-backed securities	14,564	—	14,564	—
Total financial assets	$212,842	$79,751	$133,091	$—

As of December 31, 2023:
Assets:
Cash equivalents	$14,646	$14,646	$—	$—
U.S. Government agency securities	18,894	16,360	2,534	—
Certificates of deposits	5,245	—	5,245	—
Corporate debt securities	52,369	—	52,369	—
Commercial paper	28,126	—	28,126	—
Yankee debt	2,448	—	2,448	—
Asset-backed securities	2,582	—	2,582	—
Total financial assets	$124,310	$31,006	$93,304	$—
Liabilities:
Preferred stock warrant liability	(109)	—	—	(109)
Total financial liabilities	$(109)	$—	$—	$(109)

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at September 30, 2024 and December 31, 2023 are money market funds with a carrying value and fair value of $10.8 million and $11.8 million, respectively, based upon a Level 1 fair value assessment.

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

As of December 31, 2023, the Company had a preferred stock warrant liability (included on the balance sheet under other long-term liabilities), which consisted of the fair value of a warrant to purchase Series B convertible preferred stock and was based on significant unobservable inputs, which represent a Level 3 measurement within the fair value hierarchy. The Company classified this warrant as a liability on its balance sheets and remeasured to fair value at each reporting date, and the Company recognized changes in the fair value of the warrant liability as a component of other income (expense) in its condensed statements of operations and comprehensive income (loss).

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

The following table summarizes the change in fair value of the preferred stock warrant liability, a Level 3 recurring fair value measurement, for the nine months ended September 30, 2024 (in thousands):

Warrant Liability
Balance at December 31, 2023	$109
Change in fair value of warrant liability	107
Balance at April 9, 2024	$216
Reclassification to equity	(216)
Balance at September 30, 2024	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation expenses	$2,177	$1,904
Accrued research and development expenses	1,340	1,546
Accrued professional and consulting expenses	197	834
Other accrued expenses	84	101
Total accrued expenses	$3,798	$4,385

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

Convertible Preferred Stock

As of  December 31, 2023, the Company’s Series A, Series A-1, Series B, and Series C convertible preferred stock were classified as temporary equity in the accompanying condensed balance sheet given that a majority of the Company’s board of director seats were held and/or voted upon by convertible preferred stockholders, and those convertible preferred stockholders could cause certain events to occur requiring redemption of the preferred stock that were outside of the Company’s control. The Company did not adjust the carrying values of the convertible preferred stock to the respective liquidation preferences of such shares as the instruments were not currently redeemable and it was not probable that the instruments would become redeemable.

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

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share. As of September 30, 2024, of the authorized 200,000,000 shares of Class A common stock, 19,006,904 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,729,172 shares of Class B common stock were issued and outstanding.

Voting, dividend, and liquidation rights of the holders of the common stock were subject to, and qualified by, the rights, preferences and privileges of the holders of the convertible preferred stock. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Class A common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2024	2023
Convertible preferred stock	—	15,906,236
Common stock options granted and outstanding	4,122,230	2,674,405
Shares available for issuance under the 2024 Plan	1,698,056	—
Shares available for issuance under the 2012 Plan	—	502,491
Preferred stock warrant	—	15,764
Common stock warrant	15,764	—
Common stock reserved under the 2024 Employee Stock Purchase Plan	280,000	—
Total common stock reserved for future issuance	6,116,050	19,098,896

 There are no shares of Class B common stock reserved for future issuance as of September 30, 2024 and December 31, 2023.

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

The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. As of September 30, 2024, there were 1,698,056 shares of the Company’s Class A common stock available for issuance under the 2024 Plan. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company's board of directors.

Under the 2024 Plan, the exercise price for options granted under the 2024 Plan may not be less than 100% of the fair market value of the Class A common stock on the grant date. Optionees will be permitted to pay the exercise price in cash or, with the consent of the compensation committee (i) with shares of common stock that the optionee already owns, (ii) by an immediate sale of shares through a broker approved by the Company, (iii) by instructing the Company to withhold a number of shares otherwise deliverable upon exercise having an aggregate fair market value that does not exceed the exercise price, or (iv) by other methods permitted by applicable law.

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

As of September 30, 2024, there were 280,000 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

During the nine months ended September 30, 2024, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.

Stock option activity under the 2024 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	2,674,457	$5.93	7.14	$14,888
Options granted	1,504,382	16.10	—	—
Options exercised	(56,609)	2.62	—	—
Options cancelled and forfeited	—	—	—	—
Options expired	—	—	—	—
As of September 30, 2024	4,122,230	$9.68	7.59	$39,015
Options vested and expected to vest as of September 30, 2024	4,122,230	$9.68	7.59	$39,015
Options exercisable as of September 30, 2024	2,123,241	$4.97	5.93	$30,082

The aggregate intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $0.2 million and $0.4 million, respectively, determined as of the date of exercise. Options exercisable include options which are not vested but are available to be early exercised as of September 30, 2024. As of September 30, 2024, of the 2,123,241 options exercisable, 83,161 options are available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Assumptions:
Expected term (in years)	6.08	6.08	6.03	6.08
Expected volatility	112%	95%	110%	94%
Risk free interest rate	3.79%	4.68%	4.42%	4.48%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2024 was $16.21 and $13.63 per share, respectively.

The Company recorded $1.4 million and $0.9 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended September 30, 2024. The Company recorded $0.3 million and $0.2 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended September 30, 2023.

The Company recorded $2.6 million and $2.0 million in stock-based compensation in general and administrative and research and development, respectively, for the nine months ended September 30, 2024. The Company recorded $0.8 million and $0.7 million in stock-based compensation in general and administrative and research and development, respectively, for the nine months ended September 30, 2023.

As of September 30, 2024, there was approximately $22.6 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of September 30, 2023, there was approximately $2.8 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which was expected to be recognized over a weighted-average period of approximately 0.9 years.

7. Income Taxes

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2024, the Company did not record a U.S. federal or state income tax provision due to current and expected annual net operating losses for the year ended December 31, 2024.

As of September 30, 2023, the estimated annual effective tax rate for 2023, exclusive of discrete items, was approximately 1.96% of projected pre-tax income. The estimated annual tax expense consists of a provision for federal and state income taxes. For the three months ended September 30, 2023, the Company recorded a tax benefit of $0.1 million. For the nine months ended September 30, 2023, due to statutory limitations on the ability to utilize research and development credits and net operating losses to offset year to date taxable income, the Company recorded a tax expense of $0.6 million, on a pre-tax income of $31.1 million.

Under Section 382 and 383 of the Internal Revenue Code ("IRC"), if a corporation undergoes an ownership change (generally defined as a greater than 50% change in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed an ownership change analysis pursuant to IRC Section 382 for the periods prior to February 9, 2021. On July 13, 2012, April 29, 2018, March 15, 2019, and February 9, 2021, the Company experienced ownership changes. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards attributable to periods prior to February 9, 2021, is subject to substantial limitations. An ownership change analysis pursuant to IRC Section 382 has not been performed for the periods after February 9, 2021, and therefore additional ownership changes may have occurred which may limit the Company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2024.

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

The Company concluded that J&J represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the J&J License Agreement. The Company evaluated the J&J License Agreement and concluded that it had promises to transfer a license of functional intellectual property, know-how, existing inventory and manufacturing technology (each of which was determined to be a distinct performance obligation). Control of the promised goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties. As of September 30, 2024, all variable consideration under the J&J License Agreement was fully constrained.

In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of September 30, 2024, no amounts had been recognized related to the Phase 2 trial as no additional variable consideration has been received subsequent to the contract modification.

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator, basic:
Net income (loss)	$(10,267)	$(6,251)	$(27,693)	$30,489
Allocation of earnings to participating preferred stockholders	—	—	—	26,149
Net income (loss) applicable to common stockholders	$(10,267)	$(6,251)	$(27,693)	$4,340
Denominator, basic:
Weighted-average common shares issued	25,730,014	2,326,529	17,182,865	2,303,561
Less: weighted-average unvested common stock issued upon early exercise of stock options	—	(1,941)	—	(5,386)
Weighted-average shares used to compute net income (loss) per common share, basic	25,730,014	2,324,588	17,182,865	2,298,175
Numerator, diluted:
Net income (loss) attributable to common stockholders	$(10,267)	$(6,251)	$(27,693)	$4,340
Change in fair value of warrant liability	—	—	—	(2)
Change in fair value of put option	—	—	—	(2,867)
Net income (loss) applicable to common stockholders	$(10,267)	$(6,251)	$(27,693)	$1,471
Denominator, diluted:
Weighted-average shares used to compute net income (loss) per common share, diluted	25,730,014	2,324,588	17,182,865	2,298,175
Common stock options	—	—	—	1,024,603
Unvested common stock issued upon early exercise of stock options	—	—	—	5,386
Preferred stock warrant (as converted to common stock)	—	—	—	1,752
Investor rights and obligations	—	—	—	116,062
Weighted-average shares used to compute net income (loss) per common share, diluted	25,730,014	2,324,588	17,182,865	3,445,978
Net income (loss) per share, basic	$(0.40)	$(2.69)	$(1.61)	$1.89
Net income (loss) per share, diluted	$(0.40)	$(2.69)	$(1.61)	$0.43

For the three and nine months ended September 30, 2024, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.

For the three and nine months ended September 30, 2023, there were no shares of Class B common stock outstanding.

The Company’s potentially dilutive securities, which include convertible preferred stock, common stock options, a common stock warrant, unvested common stock issued upon early exercise of stock options, common stock reserved under the 2024 ESPP, and a preferred stock warrant have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible preferred stock (as converted to common stock)	—	15,906,273	—	—
Common stock options	4,122,230	2,155,977	4,122,230	954,821
Common stock warrant	15,764	—	15,764	—
Unvested common stock issued upon early exercise of stock options	—	1,941	—	—
Common stock reserved under the 2024 ESPP	280,000	—	280,000	—
Preferred stock warrant (as converted to common stock)	—	15,764	—	—
	4,417,994	18,079,955	4,417,994	954,821

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

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”) and Progressive multiple sclerosis (“Progressive MS”). LPA1R antagonism is a clinically validated mechanism, and we believe that our preclinical studies and Phase 1 healthy volunteer data support the continued development of PIPE-791 for both IPF and Progressive MS. Specifically, based on its high bioavailability, low plasma protein binding, and long receptor residence time in our preclinical studies compared to the preclinical data of other LPA1R antagonists that we know are currently in development, we also believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We completed a Phase 1 clinical trial of PIPE-791 in healthy volunteers in support of clinical development in both IPF and Progressive MS. In September 2024, we submitted a clinical trial application ("CTA") to the Medicines and Healthcare products Regulatory Agency ("MHRA") to commence a Phase 1b open-label trial of PIPE-791 to measure the relationship of pharmacokinetics to lung and brain receptor occupancy by positron emission tomography imaging ("PET"). This Phase 1b trial will inform dose selection for our planned future Phase 2 trials of PIPE-791 in IPF and Progressive MS.

Our second drug candidate, PIPE-307, is a novel, small molecule selective inhibitor of the muscarinic type 1 M1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). M1R antagonism has been clinically validated in third-party trials in both depression and RRMS by scopolamine and clemastine, respectively. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers, and we are conducting a Phase 2 trial of PIPE-307, which we have named VISTA, for the potential treatment of RRMS. To our knowledge, PIPE-307 is the most clinically advanced selective M1R antagonist in development. We are developing PIPE-307 in collaboration with Johnson & Johnson ("J&J").

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

We are currently focused on developing the following product candidates in our pipeline:

We expect our operating expenses to significantly increase as we continue to develop, conduct clinical trials, and seek regulatory approvals for our drug candidates, engage in other research and development activities to expand our pipeline of drug candidates, expand our operations and headcount, maintain and expand our intellectual property portfolio, and, if we obtain approval for one or more of our drug candidates, launch commercial activities. We also expect to incur additional operating expenses as we continue operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and scope of our clinical trials and our expenditures on other research and development activities.

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

The J&J License Agreement expires on a licensed product-by-product and country-by-country basis upon the last to occur of: (i) the expiration of the last-to-expire licensed patent claim covering the composition of matter of the licensed compound in such licensed product in such country; (ii) the expiration of exclusive marketing rights conferred by a regulatory authority or applicable law (other than patent exclusivity) for such licensed product in such country; or (iii) ten years after the first commercial sale of such licensed product in such country. Either party may terminate the J&J License Agreement in the event of an uncured material breach by the other party or a bankruptcy or insolvency of the other party. J&J may terminate the J&J License Agreement without cause upon prior written notice to us. Upon any termination, all license rights granted to J&J terminate.

Financial Operations Overview

Revenue

We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We do not have any products approved for sale and we have not yet generated any revenue from product sales.

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

We track outsourced development costs, consultant costs and other external research and development costs such as third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities to specific programs. We allocate employee related costs, including salaries and related benefits based upon the level of effort for each specific project. Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$2,707	$3,165	$7,596	$7,784
PIPE-307	3,214	1,159	7,547	2,494
CTX-343	567	188	1,453	581
Others	1,109	812	3,456	2,560
Unallocated internal research and development costs
Personnel related	671	461	1,524	1,072
Stock-based compensation	922	215	1,930	682
Facilities costs	220	204	675	615
Other	318	295	1,226	3,803
Total research and development costs	$9,728	$6,499	$25,407	$19,591

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
Revenue:
License revenue	$—	$—	$—
Operating expenses:
Research and development	9,728	6,499	3,229
General and administrative	3,246	1,570	1,676
Total operating expenses	12,974	8,069	4,905
Loss from operations	(12,974)	(8,069)	(4,905)
Other income (expense):
Interest income	2,741	1,736	1,005
Other expense, net	(34)	(36)	2
Total other income	2,707	1,700	1,007
Loss before income taxes	(10,267)	(6,369)	(3,898)
Benefit from income taxes	—	(118)	118
Net loss	$(10,267)	$(6,251)	$(4,016)

Research and development expenses. Research and development expenses were $9.7 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $3.2 million from period to period was primarily due to a $1.1 million increase in contract research organization costs primarily related to our ongoing VISTA Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS, a $1.5 million increase in expenses for toxicology studies primarily for PIPE-791, a $0.6 million increase in personnel-related expense, and a $0.7 million increase in stock-based compensation. Partially offsetting these increases was a $0.7 million decrease in manufacturing expenses for PIPE-791.

General and administrative expenses. General and administrative expenses were $3.3 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.7 million was primarily due to a $0.2 million increase in consulting and legal expenses, a $1.1 million increase in stock-based compensation, and a $0.3 million increase in personnel-related expenses.

Interest income. Interest income was $2.7 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.0 million was due to an increase in funds invested in marketable securities and an increase in the yields earned on our marketable securities from the three months ended September 30, 2023 to the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change

Revenue:
License revenue	$—	$50,000	$(50,000)
Operating expenses:
Research and development	25,407	19,591	5,816
General and administrative	8,440	4,656	3,784
Total operating expenses	33,847	24,247	9,600
Income (loss) from operations	(33,847)	25,753	(59,600)
Other income (expense):
Interest income	6,377	2,816	3,561
Interest expense	—	(208)	208
Change in fair value of warrant liability	(107)	2	(109)
Change in fair value of investor rights and obligations liability	—	2,867	(2,867)
Other expense, net	(116)	(130)	14
Total other income	6,154	5,347	807
Income (loss) before income taxes	(27,693)	31,100	(58,793)
Provision for income taxes	—	611	(611)
Net income (loss)	$(27,693)	$30,489	$(58,182)

License revenue. There was no revenue recognized for the nine months ended September 30, 2024. License revenues were $50.0 million for the nine months ended September 30, 2023 and was solely attributable to the upfront payment from J&J pursuant to the J&J License Agreement.

Research and development expenses. Research and development expenses were $25.4 million and $19.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.8 million was primarily due to a $4.1 million increase in contract research organization costs primarily related to our ongoing VISTA Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS and our completed Phase 1 healthy volunteer clinical trial for PIPE-791, a $3.4 million increase in expenses for toxicology studies primarily for PIPE-791, a $1.7 million increase in personnel-related expense, and a $1.2 million increase in stock-based compensation. Partially offsetting these increases was a $3.0 million decrease in consulting expense associated with contractual milestone payments related to the receipt of the upfront payment from the J&J License Agreement and a $2.4 million decrease in manufacturing expenses for PIPE-791.

General and administrative expenses. General and administrative expenses were $8.4 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $3.8 million was primarily due to a $1.3 million increase in consulting and legal expenses, a $1.8 million increase in stock-based compensation, and a $0.5 million increase in personnel-related expenses.

Interest income. Interest income was $6.4 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $3.6 million was due to an increase in funds invested in marketable securities and an increase in the yields earned on our marketable securities from the nine months ended September 30, 2023 to the nine months ended September 30, 2024.

Change in fair value of investor rights and obligations liability. We recognized a $2.9 million gain related to the decrease in fair value of our investor rights and obligations liability for the nine months ended September 30, 2023 as a result of reducing the Series B convertible preferred stock premium liability to zero. This was the result of the termination of certain rights due to the change in a specified limited partner’s status in May 2023.

Provision for income taxes. For the nine months ended September 30, 2024, the Company did not record a U.S. federal or state income tax provision due to forecasted pretax operating losses for the year ended December 31, 2024. For the nine months ended September 30, 2023, the Company recorded a tax expense of $0.6 million on pretax income of $31.1 million.

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

Through September 30, 2024, we have funded our operations primarily through the issuance of convertible promissory notes, the private placements of our convertible preferred stock, the J&J License Agreement, our Loan Agreement with First Citizens, and net proceeds from our initial public offering ("IPO"). Through September 30, 2024, we have raised gross proceeds of approximately $312.8 million from the issuance of our convertible preferred stock, promissory notes, our Class A common stock in the IPO, and have received an upfront payment from the J&J License Agreement of $50.0 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. In April 2024, we raised approximately $107.9 million in net proceeds from the IPO of our shares of Class A common stock. As of September 30, 2024, we had an accumulated deficit of $102.8 million.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $213.9 million. Management believes our existing cash, cash equivalents, and marketable securities will be sufficient to support our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(22,643)	$30,053
Net cash used in investing activities	(60,351)	(74,598)
Net cash provided by financing activities	108,359	56,497
Net increase in cash and cash equivalents	$25,365	$11,952

Operating Activities

Net cash used in operating activities was $22.6 million for the nine months ended September 30, 2024, which primarily related to our net loss of $27.7 million, partially offset by $2.6 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense and a $2.4 million change in operating assets and liabilities. Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2023, which primarily related to our net income of $30.5 million and a $1.8 million change in operating assets and liabilities, partially offset by $2.2 million of non-cash charges such as accretion of debt discount and debt issuance costs, stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense.

Investing Activities

Net cash used in investing activities was $60.4 million for the nine months ended September 30, 2024, which primarily related to $172.1 million of purchases of marketable securities and $0.3 million of purchases of property and equipment, partially offset by $112.0 million of sales and maturities of marketable securities. Net cash used in investing activities was $74.6 million for the nine months ended September 30, 2023, which primarily related to $119.9 million of purchases of marketable securities and $0.1 million of purchases of property and equipment, partially offset by $45.4 million of sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $108.4 million for the nine months ended September 30, 2024, which primarily related to $107.9 million of net proceeds from the issuance of common stock in the Company's IPO and $0.1 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $56.5 million for the nine months ended September 30, 2023, which primarily related to $60.1 million of net proceeds from the issuance of Series C convertible preferred stock and $0.1 million of proceeds from the exercise of stock options, partially offset by $3.8 million of principal payments on debt.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California. Our total contractual commitments for our lease agreements amount to approximately $7.8 million as of September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the Securities and Exchange Commission on May 16, 2024. The occurrence of any of the risks and uncertainties described in such Quarterly Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities.

None.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any such trading arrangements except as set forth below:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Carmine Stengone (President and Chief Executive Officer)	Adoption ( August 19, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 250,980 shares
Peter Slover (Chief Financial Officer)	Adoption ( August 19, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 41,780 shares
Daniel Lorrain, Ph.D. (Chief Scientific Officer)	Adoption ( August 19, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 188,325 shares
Stephen Huhn, M.D. (Chief Medical Officer and Senior Vice President, Clinical Development)	Adoption ( August 19, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 47,300 shares
John Healy (General Counsel and Corporate Secretary)	Adoption ( August 20, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 11,328 shares
Lori Lyons-Williams (Director)	Adoption ( August 21, 2024)	Rule 10b5-1 trading arrangement*	Sale	Until November 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 11,784 shares

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

_________________________________________

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

Contineum Therapeutics, Inc.

November 6, 2024	By:	/s/ Carmine Stengone
Carmine Stengone
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2024	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)