Form 10-Q
period 2025-03-31
Contineum Therapeutics, Inc.
filed 2025-05-14
CIK 1855175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 25,871,549 total shares outstanding, of which there were 19,142,377 shares of Class A common stock, $0.001 par value per share, outstanding and 6,729,172 shares of Class B common stock, $0.001 par value per share, outstanding.

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

• Janssen Pharmaceutica NV, a Johnson & Johnson (“J&J”) company’s, plans related to the clinical development of PIPE-307;

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

• the accuracy of our estimates regarding our operating runway, expenses, capital requirements and needs for additional financing;

• the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

• the period during which we expect we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) or a smaller reporting company;

• our anticipated use of our existing cash, cash equivalents and short-term investments; and

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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms, “Contineum,” the “Company,” “we,” “our,” and “us” refer to Contineum Therapeutics, Inc. and references to our “common stock” refer to our voting Class A common stock.

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,470	$21,943
Marketable securities	168,240	182,817
Prepaid expenses and other current assets	1,424	1,628
Total current assets	192,134	206,388
Property and equipment, net	891	989
Other long-term assets	4	3
Operating lease right-of-use assets	5,235	5,467
Total assets	$198,264	$212,847
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,645	$1,811
Accrued expenses	3,849	6,711
Current portion of operating lease liabilities	1,455	1,452
Total current liabilities	8,949	9,974
Operating lease liabilities, net of current portion	4,547	4,807
Total liabilities	13,496	14,781
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares—19,142,377 and 19,125,377 at March 31, 2025 and December 31, 2024, respectively.	19	19
Class B common stock, $0.001 par value; authorized shares—20,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares—6,729,172 at March 31, 2025 and December 31, 2024.	7	7
Preferred stock, $0.001 par value; authorized shares—10,000,000 at March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024.	—	—
Additional paid-in-capital	317,964	315,371
Accumulated deficit	(133,392)	(117,402)
Accumulated other comprehensive income	170	71
Total stockholders' equity	184,768	198,066
Total liabilities and stockholders' equity	$198,264	$212,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$13,712	$7,778
General and administrative	4,398	2,152
Total operating expenses	18,110	9,930
Loss from operations	(18,110)	(9,930)
Other income (expense):
Interest income	2,250	1,636
Change in fair value of warrant liability	—	(117)
Other expense, net	(130)	(6)
Total other income, net	2,120	1,513
Net loss	$(15,990)	$(8,417)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	99	(166)
Comprehensive loss	$(15,891)	$(8,583)
Net loss per share, basic and diluted (a)	$(0.62)	$(3.55)
Weighted-average shares of common stock outstanding, basic and diluted	25,868,935	2,369,067

_____________

(a)	Basic and diluted per share amounts are the same for Class A and Class B shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	—	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768

	Convertible		Class A		Additional	Accumulated Other Comprehensive		Total
	Preferred Stock		Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Exercise of stock options	—	—	34,872	—	122	—	—	122
Stock-based compensation	—	—	—	—	768	—	—	768
Net loss	—	—	—	—	—	—	(8,417)	(8,417)
Unrealized loss on marketable securities	—	—	—	—	—	(166)	—	(166)
Balance at March 31, 2024	15,906,236	$192,620	2,384,426	$2	$7,988	$(58)	$(83,561)	$(75,629)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(15,990)	$(8,417)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78	61
Non-cash operating lease expense	233	244
Stock-based compensation	2,569	768
Accretion of premiums/discounts on marketable securities, net	(285)	(1,023)
Change in fair value of warrant liability	—	117
Gain on marketable securities	(2)	—
Loss on disposal of property and equipment	67	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	203	713
Accounts payable	1,834	(70)
Accrued expenses	(2,862)	(380)
Operating lease liabilities	(257)	12
Net cash used in operating activities	(14,412)	(7,975)
Investing activities
Purchase of property and equipment	(47)	(147)
Purchases of marketable securities	(33,691)	(30,640)
Sales and maturities of marketable securities	48,653	39,518
Net cash provided by investing activities	14,915	8,731
Financing activities
Payments of deferred offering costs	—	(140)
Proceeds from exercise of stock options	24	122
Net cash provided by (used in) financing activities	24	(18)
Net increase in cash and cash equivalents	527	738
Cash and cash equivalents at beginning of period	21,943	15,526
Cash and cash equivalents at end of period	$22,470	$16,264

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

Initial Public Offering

On April 9, 2024, the Company closed its initial public offering (the “IPO”), pursuant to which it issued and sold an aggregate of 6,875,000 shares of its common stock at a public offering price of $16.00 per share and on April 19, 2024, the Company issued and sold 548,682 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares, resulting in net proceeds of approximately $107.9 million, after deducting underwriting discounts, commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. Converted redeemable convertible preferred stock outstanding as of the date of the IPO consisted of 15,906,236 shares that were outstanding immediately prior to the closing of the IPO. Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding.

In connection with the closing of the IPO, on April 9, 2024, the Company’s certificate of incorporation was amended and restated to (i) authorize 220,000,000 shares of common stock of which 200,000,000 are designated as Class A common stock and 20,000,000 of which are designated as Class B common stock; (ii) eliminate all references to the previously existing series of preferred stock; and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $16.0 million for the three months ended March 31, 2025. The Company had an accumulated deficit of $133.4 million as of March 31, 2025. From its inception through March 31, 2025, the Company has financed its operations primarily through issuance of convertible promissory notes, convertible preferred stock financings, a term loan, a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company, and net proceeds of approximately $107.9 million received in April 2024 from the IPO.

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $190.7 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of March 31, 2025, condensed statements of operations and comprehensive loss, condensed statements of convertible preferred stock and stockholders’ equity (deficit), and condensed statements of cash flows for the three months ended March 31, 2025 and 2024, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of  December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Accounting estimates and management judgments reflected in the financial statements include: the accrual of research and development expenses; the incremental borrowing rate used to recognize the right-of-use assets and lease liabilities, the fair value of common stock and convertible preferred stock; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it  may undertake in the future, actual results  may materially differ from these estimates and assumptions.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the fiscal year ended  December 31, 2024 and interim financial statements thereafter, on a retrospective basis for all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s financial position or results of operations. See Note 10 - Segment Reporting for further information.

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

The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

		March 31, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$56,647	$88	$(35)	$56,700
Certificate of deposit	Less than 1	6,661	5	—	6,666
Corporate debt securities	2 years or less	71,776	78	(14)	71,840
Commercial paper	Less than 1	14,664	5	(1)	14,668
Yankee debt	Less than 1	2,923	1	—	2,924
Asset-backed securities	4 years or less	15,396	46	—	15,442
Total		$168,067	$223	$(50)	$168,240

		December 31, 2024
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$57,232	$57	$(134)	$57,155
Certificate of deposit	Less than 1	8,519	6	(1)	8,524
Corporate debt securities	2 years or less	80,751	110	(39)	80,822
Commercial paper	Less than 1	22,265	11	(1)	22,275
Yankee debt	Less than 1	2,145	1	—	2,146
Asset-backed securities	2 years or less	11,834	61	—	11,895
Total		$182,746	$246	$(175)	$182,817

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of March 31, 2025 and December 31, 2024, the Company did not record an allowance for credit loss related to its investment portfolio. As of March 31, 2025, 60 out of 243 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of  December 31, 2024, 86 out of 252 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of March 31, 2025 and December 31, 2024, all of our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had continuous unrealized loss positions of less than 12 months.

The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	March 31, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$13,803	$(35)
Corporate debt securities	22,271	(14)
Commercial paper	8,414	(1)
Total	$44,488	$(50)

	December 31, 2024
	Fair Value	Unrealized Losses
U.S. Government agency securities	$30,155	$(134)
Certificate of deposit	3,722	(1)
Corporate debt securities	22,528	(39)
Commercial paper	4,556	(1)
Total	$60,961	$(175)

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
As of March 31, 2025:
Assets:
Cash equivalents	$20,446	$20,446	$—	$—
U.S. Government agency securities	56,700	56,700	—	—
Certificates of deposits	6,666	—	6,666	—
Corporate debt securities	71,840	—	71,840	—
Commercial paper	14,668	—	14,668	—
Yankee debt	2,924	—	2,924	—
Asset-backed securities	15,442	—	15,442	—
Total financial assets	$188,686	$77,146	$111,540	$—

As of December 31, 2024:
Cash equivalents	$21,042	$21,042	$—	$—
U.S. Government agency securities	57,155	57,155	—	—
Certificates of deposits	8,524	—	8,524	—
Corporate debt securities	80,822	—	80,822	—
Commercial paper	22,275	—	22,275	—
Yankee debt	2,146	—	2,146	—
Asset-backed securities	11,895	—	11,895	—
Total financial assets	$203,859	$78,197	$125,662	$—

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at March 31, 2025 and December 31, 2024 are money market funds with a carrying value and fair value of $5.0 million and $3.9 million, respectively, based upon a Level 1 fair value assessment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation expenses	$1,192	$3,338
Accrued research and development expenses	2,479	3,151
Accrued professional and consulting expenses	116	98
Other accrued expenses	62	124
Total accrued expenses	$3,849	$6,711

6. Stockholders’ Equity (Deficit)

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share. As of March 31, 2025, of the authorized 200,000,000 shares of Class A common stock, 19,142,377 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,729,172 shares of Class B common stock were issued and outstanding.

Class A common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2025	2024
Common stock options granted and outstanding	5,107,770	4,045,500
Shares available for issuance under the 2024 Equity Incentive Plan	1,887,766	1,674,309
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	520,549	262,004
Total common stock reserved for future issuance	7,531,849	5,997,577

 There are no shares of Class B common stock reserved for future issuance as of March 31, 2025 and December 31, 2024.

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

The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. As of March 31, 2025, there were 1,887,766 shares of the Company’s Class A common stock available for issuance under the 2024 Plan. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company's board of directors.

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

Stock option activity under the 2024 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,045,500	$9.91	7.52	$21,470
Options granted	1,081,744	9.79	—	—
Options exercised	(17,000)	1.41	—	—
Options cancelled and forfeited	(2,474)	12.42	—	—
Options expired	—	—	—	—
Balance at March 31, 2025	5,107,770	$9.91	7.82	$5,910
Options Vested and Expected to Vest as of March 31, 2025	5,107,770	$9.91	7.82	$5,910
Options Exercisable as of March 31, 2025	2,212,484	$5.78	5.86	$5,901

The aggregate intrinsic value of options exercised during the three months ended  March 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively, determined as of the date of exercise. Options exercisable include options which are not vested but are available to be early exercised. As of March 31, 2025, of the 2,212,484 options exercisable, 112 options are available to be early exercised. As of  December 31, 2024, of the 2,114,772 options exercisable, 35,794 options are available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Assumptions:
Expected term (in years)	6.07	5.94
Expected volatility	93%	111%
Risk free interest rate	4.41%	4.18%
Dividend yield	—	—

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $7.64 and $13.66 per share, respectively.

The Company recorded $1.5 million and $1.1 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended March 31, 2025. The Company recorded $0.4 million and $0.4 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended March 31, 2024.

As of March 31, 2025, there was approximately $26.3 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of March 31, 2024, there was approximately $9.2 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which was expected to be recognized over a weighted-average period of approximately 1.3 years.

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

The number of shares initially reserved for issuance under the 2024 ESPP was 280,000. As of March 31, 2025, there were 520,549 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

During the three months ended March 31, 2025, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.

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

The Company concluded that J&J represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the J&J License Agreement. The Company evaluated the J&J License Agreement and concluded that it had promises to transfer a license of functional intellectual property, know-how, existing inventory and manufacturing technology (each of which was determined to be a distinct performance obligation). Control of the promised goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties. As of March 31, 2025, all variable consideration under the J&J License Agreement was fully constrained.

In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of March 31, 2025, no amounts had been recognized related to the Phase 2 trial as no additional variable consideration has been received subsequent to the contract modification.

8. Commitments and Contingencies

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

In  October 2023, the Company executed a noncancelable operating lease for new premises to be used for office, research and development and laboratory purposes (“General Atomics Court Lease”), with the same landlord as the Science Center Drive Lease. The General Atomics Court Lease commenced for accounting purposes in  October 2024 when the Company took control of the premises and has a 5-year initial term from the commencement date. The General Atomics Court Lease has a five-year term with an option to extend for another three-year period subject to certain conditions, which the Company is not reasonably certain to exercise and therefore was not considered in determining the right-of-use (“ROU”) assets and lease liabilities balance.

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

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities (in thousands, except for years and %):

	March 31,	December 31,
	2025	2024
Operating lease right-of-use assets	$5,235	$5,467

Operating lease liability obligations, current	$1,455	$1,452
Operating lease liability obligations, less current portion	4,547	4,807
Total lease liability obligations	$6,002	$6,259

Weighted-average remaining lease term	4.5	4.4
Weighted-average discount rate	9.0%	9.0%

During the three months ended  March 31, 2025 and 2024, the Company recognized $0.4 million and $0.3 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases are as follows (in thousands):

	March 31,	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$378	$—

Future minimum lease payments for the Company’s operating lease liabilities as of March 31, 2025 are as follows (in thousands):

2025	$1,141
2026	1,564
2027	1,611
2028	1,660
2029	1,292
Total minimum lease payments	7,268
Less: amount representing interest	1,266
Total lease liability obligations	6,002
Less: Current portion of operating lease liabilities	1,455
Operating lease liabilities, net of current portion	$4,547

Litigation

From time to time, the Company  may become involved in various legal proceedings and claims that arise in the ordinary course of our business activities. As of March 31, 2025, the Company was not currently a party to any material legal proceedings.

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

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss applicable to common stockholders	$(15,990)	$(8,417)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	25,868,935	2,369,067
Net loss per share:
Basic and diluted	$(0.62)	$(3.55)

For the three months ended March 31, 2025, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.

The Company’s potentially dilutive securities, which include convertible preferred stock, common stock options, a preferred stock warrant, and a common stock warrant have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	As of March 31,	As of March 31,
	2025	2024
Convertible preferred stock (as converted to common stock)	—	15,906,273
Common stock options	5,107,770	2,881,863
Preferred stock warrant (as converted to common stock)	—	15,764
Common stock warrant	15,764	—
Total potentially dilutive securities	5,123,534	18,803,900

10. Segment Reporting

The Company operates in one reportable segment, pioneering differentiated therapies for the treatment of NI&I indications with significant unmet need.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer, Carmine Stengone. The CODM uses operating expenses, as reported on our statements of operations and comprehensive loss. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results of the Company as a whole using operating expenses. Net loss is also a measure that is considered in monitoring budget versus actual results. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

Significant segment expenses within net loss include research and development related to PIPE-791, PIPE-307, CTX-343, discovery programs and unallocated internal costs, general and administrative and interest income.

The following table provides the operating financial results of our single reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Significant and other segment expenses
Research and development
PIPE-791	$5,554	$2,861
PIPE-307	2,615	2,075
CTX-343	1,378	312
Discovery programs	1,382	1,104
Unallocated internal costs	2,783	1,426
General and administrative	4,398	2,152
Interest income	2,250	1,636
Other segment items (1)	(130)	(123)
Net loss	$(15,990)	$(8,417)

______________________

(1)	Other segment items primarily include change in fair value of warrant liability and other expense, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning projections about our accounting and finances, our clinical trial and product development plans and timelines, the indications, anticipated benefits of, and market opportunities for our drug candidates, our operating runway, our business strategies and plans, and other statements regarding future performance. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”), progressive multiple sclerosis (“PrMS”), and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies and Phase 1 healthy volunteer data support the development of PIPE-791 for IPF, as well as PrMS and chronic pain. Specifically, based on its high bioavailability, low plasma protein binding, and long receptor residence time in our preclinical studies compared to the preclinical data of other LPA1R antagonists, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We have completed a Phase 1 clinical trial of PIPE-791 in healthy volunteers in support of clinical development in IPF, PrMS and chronic pain. In December 2024, we commenced a Phase 1b open-label trial to measure the relationship of pharmacokinetics to lung and brain receptor occupancy by positron emission tomography (“PET”) imaging. We expect the top-line data from this trial will be available in the second quarter of 2025. This Phase 1b PET trial will inform dose selection for our planned Phase 2 trials of PIPE-791 in IPF and PrMS. On March 4, 2025, we announced the initiation of patient dosing in an exploratory PIPE-791 Phase 1b, randomized, double-blind, placebo-controlled, crossover, chronic pain trial for the treatment of chronic pain associated with two separate indications, osteoarthritis and low back pain. We expect to enroll approximately 40 patients at up to five sites in the U.S., and a treatment duration of 28 days. We anticipate top-line data from this trial in early 2026.

Our second drug candidate, PIPE-307, is a novel, small molecule selective inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In 2023, we initiated a Phase 2 VISTA trial of PIPE-307 for the potential treatment of RRMS. In January 2025, we announced that we have fully enrolled our Phase 2 VISTA trial. We expect the top-line data from this trial will be available in the second half of 2025. In December 2024, J&J began recruiting an estimated 124 adult participants for a Phase 2 trial of PIPE-307/JNJ-89495120 for the potential treatment of major depressive disorder (“MDD”). This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety and tolerability of PIPE-307/JNJ-89495120 as monotherapy in adult participants with MDD. We believe PIPE-307 is the most advanced selective M1R antagonist in clinical development.

In addition, we are leveraging our drug discovery capabilities to expand our clinical portfolio. In January 2024, we nominated and commenced preclinical studies for CTX-343, a peripherally-restricted (unable to access the central nervous system) LPA1R antagonist. In parallel, we are actively conducting preclinical and discovery-phase experiments targeting other NI&I indications where our internally-discovered molecules may have therapeutic potential.

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

Financial Operations Overview

Revenue

We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We do not have any products approved for sale and we have not yet generated any revenue from product sales. We did not recognize any revenue for the three months ended March 31, 2025 or 2024.

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

•

expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations (“CROs”), other vendors or central laboratories and service providers engaged to conduct our trials;

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

Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three months ended March 31, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Direct external development program expense
PIPE-791	$5,554	$2,861
PIPE-307	2,615	2,075
CTX-343	1,378	312
Discovery programs	1,382	1,104
Unallocated internal research and development costs
Personnel related	628	369
Stock-based compensation	1,083	388
Facilities costs	504	219
Others	568	450
Total research and development costs	$13,712	$7,778

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024	Change
Operating expenses:
Research and development	$13,712	$7,778	$5,934
General and administrative	4,398	2,152	2,246
Total operating expenses	18,110	9,930	8,180
Loss from operations	(18,110)	(9,930)	(8,180)
Other income (expense):
Interest income	2,250	1,636	614
Change in fair value of warrant liability	—	(117)	117
Other expense, net	(130)	(6)	(124)
Total other income, net	2,120	1,513	607
Net loss	$(15,990)	$(8,417)	$(7,573)

Research and development expenses. Research and development expenses were $13.7 million and $7.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $5.9 million from period to period was due to the following:

•	$3.8 million increase in contract research organization costs primarily related to our ongoing VISTA Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS, Phase 1b trial for PIPE-791 for the treatment of chronic pain, and Phase 1b PET trial for PIPE-791,

•	$0.8 million increase in personnel-related expense related to an overall increase in personnel from period to period,

•	$0.7 million increase in non-cash stock-based compensation,

•	$0.3 million increase in facilities costs,

•	$0.2 million increase in biology and chemistry supplies, and

•	$0.1 million increase in expenses for toxicology studies primarily for PIPE-791.

General and administrative expenses. General and administrative expenses were $4.4 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $2.2 million was due to a $1.1 million increase in non-cash stock-based compensation, a $0.7 million increase in personnel-related expenses related to an overall increase in personnel from period to period, a $0.2 million increase in director and officer insurance associated with our recently completed IPO, and a $0.1 million increase in facilities costs.

Interest income. Interest income was $2.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.6 million was due to an increase in funds invested in marketable securities.

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

Through March 31, 2025, we have funded our operations primarily through the issuance of convertible promissory notes, private placements of our convertible preferred stock, the J&J License Agreement, and net proceeds from the IPO. Through March 31, 2025, we have raised gross proceeds of approximately $312.8 million from the issuance of our convertible preferred stock, promissory notes, and Class A common stock in our IPO. In addition, we received an upfront payment from the J&J License Agreement of $50.0 million and borrowed $5.0 million at the inception of the loan and security agreement with First Citizens Bank. Upon the closing of the IPO, our outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. In April 2024, we raised approximately $107.9 million in net proceeds from the IPO. As of March 31, 2025, we had an accumulated deficit of $133.4 million.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $190.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(14,412)	$(7,975)
Net cash provided by investing activities	14,915	8,731
Net cash provided by (used in) financing activities	24	(18)
Net increase in cash and cash equivalents	$527	$738

Operating Activities

Net cash used in operating activities was $14.4 million for the three months ended March 31, 2025, which related to our net loss of $16.0 million and a $1.1 million change in operating assets and liabilities, partially offset by $2.7 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense. Net cash used in operating activities was $8.0 million for the three months ended March 31, 2024, which was due to our net loss of $8.4 million, partially offset by $0.1 million of non-cash charges such as stock-based compensation, depreciation and amortization, amortization of premiums/discounts on marketable securities and amortization of right-of-use assets and a $0.3 million change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $14.9 million for the three months ended March 31, 2025, which related to $48.7 million of sales and maturities of marketable securities, partially offset by $33.7 million of purchases of marketable securities. Net cash provided by investing activities was $8.7 million for the three months ended March 31, 2024, which consisted of $39.5 million of sales and maturities of marketable securities, partially offset by $30.7 million of purchases of marketable securities and $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $24,000 for the three months ended March 31, 2025, which related to proceeds from the exercise of stock options. Net cash used in financing activities was approximately $18,000 for the three months ended March 31, 2024, which was primarily due to payment of deferred offering costs offset by proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California. Our total contractual commitments for our lease agreements amount to approximately $7.3 million as of March 31, 2025.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to the accrual of research and development expenses; the incremental borrowing rate used to recognize the right-of-use assets and lease liabilities, the fair value of common stock and convertible preferred stock; and stock-based compensation We base our estimates and assumptions on historical experience, known trends and events, and various other factors that we believe are reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgements and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Emerging growth company and smaller reporting company status

We are an “emerging growth company”, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2029, the last day of the fiscal year following the fifth anniversary of the completion of the IPO, (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

On April 4, 2024, our registration statement on Form S-1 (333-278003) relating to the initial public offering of our common stock was declared effective by the SEC (the "Registration Statement"). Pursuant to such Registration Statement, we issued and sold an aggregate of 7,423,682 shares of our common stock, which includes 548,682 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at the public offering price of $16.00 per share. On April 9, 2024, we closed the sale of 6,875,000 shares and on April 19, 2024, we closed the sale of the 548,682 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The aggregate offering price for shares sold in the IPO was approximately $118.8 million, resulting in aggregate net proceeds of approximately $107.9 million, after deducting the underwriting discounts, commissions and offering expenses paid or payable by us. No offering expenses were paid or payable, directly or indirectly, to our directors, officers, persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Stifel Nicolaus & Company, Incorporated and RBC Capital Markets, LLC acted as joint book-running managers for the IPO.

There has been no material change in the planned use of proceeds from the IPO from those described in the final Prospectus, dated April 4, 2024, filed with the SEC on April 8, 2024, pursuant to Rule 424(b) of the Securities Act.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended  March 31, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
10.1	Advisor Agreement, dated May, 31, 2024, by and between the Registrant and Diego Miralles.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Contineum Therapeutics, Inc.

May 14, 2025	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 14, 2025	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)