Form 10-Q
period 2025-06-30
Contineum Therapeutics, Inc.
filed 2025-08-05
CIK 1855175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 28,041,895 total shares outstanding, of which there were 21,625,223 shares of Class A common stock, $0.001 par value per share, outstanding and 6,416,672 shares of Class B common stock, $0.001 par value per share, outstanding.

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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,784	$21,943
Marketable securities	154,700	182,817
Prepaid expenses and other current assets	1,355	1,628
Total current assets	176,839	206,388
Property and equipment, net	856	989
Other long-term assets	186	3
Operating lease right-of-use assets	5,007	5,467
Total assets	$182,888	$212,847
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,001	$1,811
Accrued expenses	3,747	6,711
Current portion of operating lease liabilities	1,466	1,452
Total current liabilities	7,214	9,974
Operating lease liabilities, net of current portion	4,284	4,807
Total liabilities	11,498	14,781
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares—19,190,723 and 19,125,377 at June 30, 2025 and December 31, 2024, respectively.	19	19
Class B common stock, $0.001 par value; authorized shares—20,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares—6,729,172 at June 30, 2025 and December 31, 2024.	7	7
Preferred stock, $0.001 par value; authorized shares—10,000,000 at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024.	—	—
Additional paid-in-capital	320,649	315,371
Accumulated deficit	(149,432)	(117,402)
Accumulated other comprehensive income	147	71
Total stockholders' equity	171,390	198,066
Total liabilities and stockholders' equity	$182,888	$212,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$14,063	$7,901	$27,775	$15,679
General and administrative	3,839	3,043	8,237	5,195
Total operating expenses	17,902	10,944	36,012	20,874
Loss from operations	(17,902)	(10,944)	(36,012)	(20,874)
Other income (expense):
Interest income	2,029	2,001	4,279	3,637
Change in fair value of warrant liability	—	11	—	(107)
Other expense, net	(167)	(77)	(297)	(82)
Total other income, net	1,862	1,935	3,982	3,448
Net loss	$(16,040)	$(9,009)	$(32,030)	$(17,426)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(23)	(69)	76	(235)
Comprehensive loss	$(16,063)	$(9,078)	$(31,954)	$(17,661)
Net loss per share, basic and diluted (a)	$(0.62)	$(0.39)	$(1.24)	$(1.35)
Weighted-average shares of common stock outstanding, basic and diluted	25,895,996	23,355,588	25,882,540	12,862,328

_____________

(a)	Basic and diluted per share amounts are the same for Class A and Class B shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	—	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768
Shares purchased through employee stock purchase plan	48,346	—	267	—	—	267
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(16,040)	(16,040)
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Balance at June 30, 2025	25,919,895	$26	$320,649	$147	$(149,432)	$171,390

	Convertible		Class A and Class B		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Exercise of stock options	—	—	34,872	—	122	—	—	122
Stock-based compensation	—	—	—	—	768	—	—	768
Net loss	—	—	—	—	—	—	(8,417)	(8,417)
Unrealized loss on marketable securities	—	—	—	—	—	(166)	—	(166)
Balance at March 31, 2024	15,906,236	$192,620	2,384,426	$2	$7,988	$(58)	$(83,561)	$(75,629)
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,912	—	—	7,423,682	7	107,860	—	—	107,867
Conversion of convertible preferred stock to common stock upon initial public offering	(15,906,236)	(192,620)	15,906,236	17	192,603	—	—	192,620
Reclassification of warrant from liability to equity	—	—	—	—	216	—	—	216
Exercise of stock options	—	—	8,932	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Net loss	—	—	—	—	—	—	(9,009)	(9,009)
Unrealized loss on marketable securities	—	—	—	—	—	(69)	—	(69)
Balance at June 30, 2024	—	$—	25,723,276	$26	$310,174	$(127)	$(92,570)	$217,503

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(32,030)	$(17,426)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	157	121
Non-cash operating lease expense	460	488
Stock-based compensation	4,987	2,262
Accretion of premiums/discounts on marketable securities, net	(692)	(2,092)
Change in fair value of warrant liability	—	107
Loss on disposal of property and equipment	67	—
Gain on marketable securities	(6)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	273	846
Other long-term assets	(6)	936
Accounts payable	190	100
Accrued expenses	(2,964)	(1,841)
Operating lease liabilities	(509)	25
Net cash used in operating activities	(30,073)	(16,474)
Investing activities
Purchase of property and equipment	(91)	(266)
Purchases of marketable securities	(59,128)	(99,649)
Sales and maturities of marketable securities	88,018	69,747
Net cash provided by (used in) investing activities	28,799	(30,168)
Financing activities
Payments of deferred offering costs	(176)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	108,211
Proceeds from exercise of stock options	24	135
Proceeds from employee stock purchase plan	267	—
Net cash provided by financing activities	115	108,346
Net increase (decrease) in cash and cash equivalents	(1,159)	61,704
Cash and cash equivalents at beginning of period	21,943	15,526
Cash and cash equivalents at end of period	$20,784	$77,230

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$192,620
Reclassification of warrant from liability to equity	$—	$216
Reclassification of deferred offering costs paid in prior year to equity	$—	$343

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Nature of Operations

Contineum Therapeutics, Inc. (the “Company”), is a clinical-stage biopharmaceutical company pioneering differentiated therapies for the treatment of neuroscience, inflammation and immunology (“NI&I”) indications with significant unmet need. The Company was incorporated in the state of Delaware in 2009, and in November 2023 changed its name from Pipeline Therapeutics, Inc. to Contineum Therapeutics, Inc.

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $16.0 million and $32.0 million for the three and six months ended June 30, 2025, respectively. The Company had an accumulated deficit of $149.4 million as of June 30, 2025. From its inception through June 30, 2025, the Company has financed its operations primarily through issuance of convertible promissory notes, convertible preferred stock financings, a term loan, a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company, and net proceeds of approximately $107.9 million received in April 2024 from the IPO.

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $175.5 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2025, condensed statements of operations and comprehensive loss and condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended  June 30, 2025 and 2024, and condensed statements of cash flows for the six months ended June 30, 2025 and 2024, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of  December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

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

The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

		June 30, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$55,740	$91	$(27)	$55,804
Certificate of deposit	Less than 1	6,199	2	(1)	6,200
Corporate debt securities	2 years or less	67,326	57	(13)	67,370
Commercial paper	Less than 1	10,609	4	(1)	10,612
Yankee debt	Less than 1	2,336	1	(1)	2,336
Asset-backed securities	3 years or less	12,343	35	—	12,378
Total		$154,553	$190	$(43)	$154,700

		December 31, 2024
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$57,232	$57	$(134)	$57,155
Certificate of deposit	Less than 1	8,519	6	(1)	8,524
Corporate debt securities	2 years or less	80,751	110	(39)	80,822
Commercial paper	Less than 1	22,265	11	(1)	22,275
Yankee debt	Less than 1	2,145	1	—	2,146
Asset-backed securities	2 years or less	11,834	61	—	11,895
Total		$182,746	$246	$(175)	$182,817

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of June 30, 2025 and December 31, 2024, the Company did not record an allowance for credit loss related to its investment portfolio. As of June 30, 2025, 62 out of 237 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of  December 31, 2024, 86 out of 252 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of June 30, 2025 and December 31, 2024, all of our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had continuous unrealized loss positions of less than 12 months.

The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	June 30, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$18,818	$(27)
Certificate of deposit	3,806	(1)
Corporate debt securities	25,129	(13)
Commercial paper	4,590	(1)
Yankee debt	1,516	(1)
Total	$53,859	$(43)

	December 31, 2024
	Fair Value	Unrealized Losses
U.S. Government agency securities	$30,155	$(134)
Certificate of deposit	3,722	(1)
Corporate debt securities	22,528	(39)
Commercial paper	4,556	(1)
Total	$60,961	$(175)

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
As of June 30, 2025:
Assets:
Cash equivalents	$19,848	$19,848	$—	$—
U.S. Government agency securities	55,804	55,804	—	—
Certificates of deposits	6,200	—	6,200	—
Corporate debt securities	67,370	—	67,370	—
Commercial paper	10,612	—	10,612	—
Yankee debt	2,336	—	2,336	—
Asset-backed securities	12,378	—	12,378	—
Total financial assets	$174,548	$75,652	$98,896	$—

As of December 31, 2024:
Cash equivalents	$21,042	$21,042	$—	$—
U.S. Government agency securities	57,155	57,155	—	—
Certificates of deposits	8,524	—	8,524	—
Corporate debt securities	80,822	—	80,822	—
Commercial paper	22,275	—	22,275	—
Yankee debt	2,146	—	2,146	—
Asset-backed securities	11,895	—	11,895	—
Total financial assets	$203,859	$78,197	$125,662	$—

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at June 30, 2025 and December 31, 2024 are money market funds with a carrying value and fair value of $2.2 million and $3.9 million, respectively, based upon a Level 1 fair value assessment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation expenses	$1,770	$3,338
Accrued research and development expenses	1,686	3,151
Accrued professional and consulting expenses	182	98
Other accrued expenses	109	124
Total accrued expenses	$3,747	$6,711

6. Stockholders’ Equity (Deficit)

Sales Agreement

In May 2025, the Company entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (“Leerink Partners”) relating to the offer and sale of up to $75.0 million in shares of its Class A common stock, par value $0.001 per share (the “Shares”). The Company is not obligated to make any sales of Shares under the Agreement. Any sales under the Agreement will be made pursuant to an “at-the-market offering” (the “ATM Program”) in accordance with Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has not sold any shares of its Class A common stock under the Agreement during the three months ended June 30, 2025.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share. As of June 30, 2025, of the authorized 200,000,000 shares of Class A common stock, 19,190,723 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,729,172 shares of Class B common stock were issued and outstanding.

Class A common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2025	2024
Common stock options granted and outstanding	5,580,612	4,045,500
Shares available for issuance under the 2024 Equity Incentive Plan	1,700,924	1,674,309
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	472,203	262,004
Total common stock reserved for future issuance	7,769,503	5,997,577

 There are no shares of Class B common stock reserved for future issuance as of June 30, 2025 and December 31, 2024.

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

The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. As of June 30, 2025, there were 1,700,924 shares of the Company’s Class A common stock available for issuance under the 2024 Plan. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company's board of directors.

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

In April 2025, the Company granted inducement awards outside of the 2024 Plan to the Company's Chief Medical Officer and Head of Development in the form of an option to purchase 286,000 shares of the Company's Class A common stock with an exercise price per share equal to $4.50. The option awards were granted as an inducement material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement awards are included in stock-based compensation and the following tables.

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,045,500	$9.91	7.52	$21,470
Options granted	1,559,542	8.12	—	—
Options exercised	(17,000)	1.41	—	—
Options cancelled and forfeited	(2,474)	12.42	—	—
Options expired	(4,956)	9.67	—	—
Balance at June 30, 2025	5,580,612	$9.43	7.78	$2,908
Options vested and expected to vest as of June 30, 2025	5,554,612	$9.46	7.77	$2,908
Options exercisable as of June 30, 2025	2,622,801	$7.30	6.13	$2,908

The aggregate intrinsic value of options exercised during the six months ended  June 30, 2025 and 2024 was $0.2 million and $0.4 million, respectively, determined as of the date of exercise.

Options exercisable include options which are not vested but are available to be early exercised. As of June 30, 2025, there were no options available to be early exercised. As of  December 31, 2024, of the 2,114,772 options exercisable, 35,794 options were available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Assumptions:
Expected term (in years)	5.69	6.05	5.96	6.03
Expected volatility	95%	110%	94%	110%
Risk free interest rate	3.91%	4.49%	4.26%	4.44%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the three months ended June 30, 2025 and 2024 was $3.33 and $13.53 per share, respectively. The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the six months ended June 30, 2025 and 2024 was $6.37 and $13.55 per share, respectively.

The Company recorded $1.3 million and $1.1 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended June 30, 2025. The Company recorded $0.9 million and $0.6 million in stock-based compensation in general and administrative and research and development, respectively, for the three months ended June 30, 2024.

The Company recorded $2.8 million and $2.2 million in stock-based compensation in general and administrative and research and development, respectively, for the six months ended June 30, 2025. The Company recorded $1.3 million and $1.0 million in stock-based compensation in general and administrative and research and development, respectively, for the six months ended June 30, 2024.

As of June 30, 2025, there was approximately $25.4 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The number of shares initially reserved for issuance under the 2024 ESPP was 280,000. As of June 30, 2025, there were 472,203 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

During the six months ended June 30, 2025, there were 48,346 shares purchased under the 2024 ESPP and the recorded expense was $0.1 million. During the six months ended June 30, 2024, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.

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

The Company concluded that J&J represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the J&J License Agreement. The Company evaluated the J&J License Agreement and concluded that it had promises to transfer a license of functional intellectual property, know-how, existing inventory and manufacturing technology (each of which was determined to be a distinct performance obligation). Control of the promised goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties. As of June 30, 2025, all variable consideration under the J&J License Agreement was fully constrained.

In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of June 30, 2025, no amounts had been recognized related to the Phase 2 trial as no additional variable consideration has been received subsequent to the contract modification.

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

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities (in thousands, except for years and %):

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$5,007	$5,467

Operating lease liability obligations, current	$1,466	$1,452
Operating lease liability obligations, less current portion	4,284	4,807
Total lease liability obligations	$5,750	$6,259

Weighted-average remaining lease term	4.3	4.4
Weighted-average discount rate	9.0%	9.0%

During the three months ended  June 30, 2025 and 2024, the Company recognized $0.4 million and $0.3 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss. During the six months ended  June 30, 2025 and 2024, the Company recognized $0.8 million and $0.6 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$756	$—

Future minimum lease payments for the Company’s operating lease liabilities as of June 30, 2025 are as follows (in thousands):

2025	$763
2026	1,564
2027	1,611
2028	1,660
2029	1,292
Total minimum lease payments	6,890
Less: Amount representing interest	1,140
Total lease liability obligations	5,750
Less: Current portion of operating lease liabilities	1,466
Operating lease liabilities, net of current portion	$4,284

Litigation

From time to time, the Company  may become involved in various legal proceedings and claims that arise in the ordinary course of our business activities. As of June 30, 2025, the Company was not currently a party to any material legal proceedings.

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

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss applicable to common stockholders	$(16,040)	$(9,009)	$(32,030)	$(17,426)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	25,895,996	23,355,588	25,882,540	12,862,328
Net loss per share:
Basic and diluted	$(0.62)	$(0.39)	$(1.24)	$(1.35)

For the three and six months ended June 30, 2025 and 2024, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.

The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	June 30,	June 30,
	2025	2024
Common stock options	5,580,612	4,090,030
Common stock warrant	15,764	15,764
Total potentially dilutive securities	5,596,376	4,105,794

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

The following table provides the operating financial results of our single reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Significant and other segment expenses
Research and development
PIPE-791	$6,178	$2,028	$11,732	$4,889
PIPE-307	2,160	2,258	4,775	4,333
CTX-343	1,059	574	2,437	886
Discovery programs	1,328	1,244	2,710	2,348
Unallocated internal costs(1)	3,338	1,797	6,121	3,223
General and administrative	3,839	3,043	8,237	5,195
Interest income	2,029	2,001	4,279	3,637
Other segment items(2)	(167)	(66)	(297)	(189)
Net loss	$(16,040)	$(9,009)	$(32,030)	$(17,426)

______________________

(1)

Unallocated internal research and development costs include employee-related expenses that cannot be directly attributable to a specific research project, stock-based compensation for employees engaged in research and development functions, facilities, depreciation and other related expenses.

(2)	Other segment items primarily include change in fair value of warrant liability and other expense, net.

11. Subsequent Events

In July 2025, the Company closed an at-the-market (“ATM”) offering of 2,122,000 shares of its Class A common stock. The shares of Class A common stock were sold at a weighted average price of $4.03 per share, resulting in gross proceeds of $8.6 million. The Company raised $8.4 million in net proceeds after deducting sales agent commissions of $0.2 million.

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

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”), progressive multiple sclerosis (“PrMS”), and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies and Phase 1 healthy volunteer data support the development of PIPE-791 for IPF, as well as PrMS and chronic pain. Specifically, based on its high bioavailability, low plasma protein binding, and long receptor occupancy time in our preclinical studies compared to the preclinical data of other LPA1R antagonists, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We have completed a Phase 1 clinical trial of PIPE-791 in healthy volunteers in support of clinical development in IPF, PrMS and chronic pain. In December 2024, we commenced a Phase 1b open-label trial to measure the relationship of pharmacokinetics to lung and brain receptor occupancy by positron emission tomography (“PET”) imaging. We expect the topline data from this trial will be available in the third quarter of 2025. This Phase 1b PET trial, along with our preclinical studies data, will inform dose selection in our future Phase 2 trials of PIPE-791. We plan to initiate a Phase 2 global proof-of-concept clinical trial in IPF in the fourth quarter of 2025. In March 2025, we announced the initiation of patient dosing in an exploratory PIPE-791 Phase 1b, randomized, double-blind, placebo-controlled, crossover, chronic pain trial for the treatment of chronic pain associated with two separate indications, chronic osteoarthritis and chronic low back pain. We expect to enroll approximately 40 patients at up to five sites in the U.S., and a treatment duration of 28 days. We anticipate topline data from this trial in the first half of 2026.

Our second drug candidate, PIPE-307, is a novel, small molecule selective inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In 2023, we initiated a Phase 2 VISTA trial of PIPE-307 for the potential treatment of RRMS. In January 2025, we announced that we have fully enrolled our Phase 2 VISTA trial. We expect the topline data from this trial will be available in the fourth quarter of 2025. In December 2024, J&J began recruiting an estimated 124 adult participants for a Phase 2 trial of PIPE-307/JNJ-89495120 for the potential treatment of major depressive disorder (“MDD”). This trial is a randomized, double-blind, multi-center, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety and tolerability of PIPE-307/JNJ-89495120 as monotherapy in adult participants with MDD. We believe PIPE-307 is the most advanced selective M1R antagonist in clinical development.

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

We are conducting, at our own expense, a Phase 2 clinical trial of PIPE-307 in patients with RRMS. We completed enrollment of our Phase 2 clinical trial in December 2024, and expect the topline data from this trial will be available in the third quarter of 2025. J&J has the right to discontinue our clinical trial if it has good faith concerns that this trial presents safety risks or could have a material adverse effect on its development or commercialization of PIPE-307. In addition, J&J has the right, in its sole discretion, to further develop or to elect not to develop PIPE-307 for this indication. In December 2024, J&J began recruiting an estimated 124 adult participants for a Phase 2 trial of PIPE-307/JNJ-89495120 for the potential treatment of MDD. This trial is a randomized, double-blind, multi-center, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety and tolerability of PIPE-307/JNJ-89495120 as monotherapy in adult participants with MDD.

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

Financial Operations Overview

Revenue

We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We do not have any products approved for sale and we have not yet generated any revenue from product sales. We did not recognize any revenue for the three and six months ended June 30, 2025 or 2024.

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

Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three and six months ended June 30, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$6,178	$2,028	$11,732	$4,889
PIPE-307	2,160	2,258	4,775	4,333
CTX-343	1,059	574	2,437	886
Discovery programs	1,328	1,244	2,710	2,348
Unallocated internal research and development costs
Personnel related	1,207	484	1,835	852
Stock-based compensation	1,094	620	2,177	1,009
Facilities costs	482	236	986	455
Others	555	457	1,123	907
Total research and development costs	$14,063	$7,901	$27,775	$15,679

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Three Months Ended
	June 30,
	2025	2024	Change
Operating expenses:
Research and development	$14,063	$7,901	$6,162
General and administrative	3,839	3,043	796
Total operating expenses	17,902	10,944	6,958
Loss from operations	(17,902)	(10,944)	(6,958)
Other income (expense):
Interest income	2,029	2,001	28
Change in fair value of warrant liability	—	11	(11)
Other expense, net	(167)	(77)	(90)
Total other income, net	1,862	1,935	(73)
Net loss	$(16,040)	$(9,009)	$(7,031)

Research and development expenses. Research and development expenses were $14.1 million and $7.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $6.1 million from period to period was due to the following:

•	$4.3 million increase in contract research organization costs due to a $2.6 million increase in startup costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, a $1.0 million increase in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $0.7 million increase in costs related to the Phase 1b PET trial for PIPE-791;

•	$1.5 million increase in personnel-related expense related to an overall increase in personnel from period to period;

•	$0.5 million increase in non-cash stock-based compensation; and

•	$0.2 million increase in facilities costs.

Partially offsetting these increases was a $0.3 million decrease in manufacturing expenses for PIPE-791 and CTX-343.

General and administrative expenses. General and administrative expenses were $3.8 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $0.8 million was due to a $0.5 million increase in non-cash stock-based compensation, a $0.5 million increase in personnel-related expenses related to an overall increase in personnel from period to period, and a $0.1 million increase in facilities costs. Partially offsetting these increases was a $0.3 million decrease in market research costs.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024	Change

Operating expenses:
Research and development	$27,775	$15,679	$12,096
General and administrative	8,237	5,195	3,042
Total operating expenses	36,012	20,874	15,138
Loss from operations	(36,012)	(20,874)	(15,138)
Other income (expense):
Interest income	4,279	3,637	642
Change in fair value of warrant liability	—	(107)	107
Other expense, net	(297)	(82)	(215)
Total other income, net	3,982	3,448	534
Net loss	$(32,030)	$(17,426)	$(14,604)

Research and development expenses. Research and development expenses were $27.8 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $12.1 million from period to period was due to the following:

•

$8.1 million increase in contract research organization costs due to a $3.7 million increase in startup costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, a $2.1 million increase in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, a $1.5 million increase in costs related to the Phase 1b PET trial for PIPE-791, and a $0.8 million increase in costs related to the VISTA Phase 2 clinical trial for PIPE-307 for the potential treatment of RRMS;

•	$2.3 million increase in personnel-related expense related to an overall increase in personnel from period to period;

•	$1.2 million increase in non-cash stock-based compensation; and

•	$0.5 million increase in facilities costs.

General and administrative expenses. General and administrative expenses were $8.2 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $3.0 million was primarily due to a $1.6 million increase in non-cash stock-based compensation, a $1.2 million increase in personnel-related expenses, and a $0.2 million increase in facilities costs.

Interest income. Interest income was $4.3 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.6 million was due to an increase in funds invested in marketable securities and an increase in the yields earned on our marketable securities from the six months ended June 30, 2024 to the six months ended June 30, 2025.

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

Through June 30, 2025, we have funded our operations primarily through the issuance of convertible promissory notes, private placements of our convertible preferred stock, the J&J License Agreement, and net proceeds from the IPO. Through June 30, 2025, we have raised gross proceeds of approximately $312.8 million from the issuance of our convertible preferred stock, promissory notes, and Class A common stock in our IPO. In addition, we received an upfront payment from the J&J License Agreement of $50.0 million and borrowed $5.0 million at the inception of the loan and security agreement with First Citizens Bank. Upon the closing of the IPO, our outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. In April 2024, we raised approximately $107.9 million in net proceeds from the IPO. As of June 30, 2025, we had an accumulated deficit of $149.4 million.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $175.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report on Form 10-Q.

In May 2025, we entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (“Leerink Partners”) relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share (the “Shares”). We are not obligated to make any sales of Shares under the Agreement. Any sales under the Agreement will be made pursuant to an “at-the-market offering” (the “ATM Program”) in accordance with Rule 415(a)(4) under the Securities Act of 1933, as amended. We did not sell any shares of our Class A common stock under the Agreement during the three months ended June 30, 2025.

In July 2025, the Company closed an ATM offering of 2,122,000 shares of its Class A common stock. The shares of Class A common stock were sold at a weighted average price of $4.03 per share, resulting in gross proceeds of $8.6 million. The Company raised $8.4 million in net proceeds after deducting sales agent commissions of $0.2 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(30,073)	$(16,474)
Net cash provided by (used in) investing activities	28,799	(30,168)
Net cash provided by financing activities	115	108,346
Net increase (decrease) in cash and cash equivalents	$(1,159)	$61,704

Operating Activities

Net cash used in operating activities was $30.1 million for the six months ended June 30, 2025, which related to our net loss of $32.0 million and a $3.0 million change in operating assets and liabilities, partially offset by $4.9 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense. Net cash used in operating activities was $16.5 million for the six months ended June 30, 2024, which primarily related to our net loss of $17.4 million, partially offset by $0.8 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense, and $0.1 million change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $28.8 million for the six months ended June 30, 2025, which related to $88.0 million of sales and maturities of marketable securities, partially offset by $59.1 million of purchases of marketable securities and $0.1 million or purchases of property and equipment. Net cash used in investing activities was $30.2 million for the six months ended June 30, 2024, which primarily related to $99.6 million of purchases of marketable securities and $0.3 million of purchases of property and equipment, partially offset by $69.7 million of sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2025, which was primarily related to $0.3 million of proceeds from employee stock purchase plan, partially offset by $0.2 million in payments of deferred offering costs. Net cash provided by financing activities was $108.3 million for the six months ended June 30, 2024, which primarily related to $108.2 million of net proceeds from the issuance of common stock in the Company's IPO and $0.1 million of proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California. Our total contractual commitments for our lease agreements amount to approximately $6.9 million as of June 30, 2025.

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

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2029, the last day of the fiscal year following the fifth anniversary of the completion of the IPO, (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes from the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Changes in tax laws and the implementation of tax laws could adversely affect us.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the TCJA, the CARES Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBB Act”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.

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

Unstable or unfavorable global economic conditions and an uncertain geopolitical environment could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business, financial condition and results of operations as well as our ability to advance our drug candidates could be adversely affected by general conditions in the global economy or disruption of global financial markets, including the impacts of domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. For example, the U.S. government has recently implemented or announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the biopharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, increased trade and political tensions and caused widespread uncertainty in the financial markets. Shifts in trade policies, whether through legislation, executive action, or international negotiation, could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners. We cannot anticipate all of the ways in which the foregoing, and the current macroeconomic and geopolitical climate and financial market conditions generally, could adversely impact our business and any of these factors could result in a material adverse effect on our business, financial condition, results of operations, and prospects. If the current life science equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended  June 30, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
10.1+ ^	Offer Letter, dated as of April 3, 2025, by and between the Registrant and Tim Watkins.					X
10.2+	Amendment to Offer Letter, dated as of April 18, 2025, by and between the Registrant and Tim Watkins.					X

10.3	Sales Agreement, dated May 14, 2025, by and between Contineum Therapeutics, Inc. and Leerink Partners.	S-3	333-287275	1.2	05/14/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

Contineum Therapeutics, Inc.

August 5, 2025	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2025	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)