Form 10-Q
period 2025-09-30
Contineum Therapeutics, Inc.
filed 2025-10-30
CIK 1855175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, the registrant had 29,182,511 total shares outstanding, of which there were 23,099,173 shares of Class A common stock, $0.001 par value per share, outstanding and 6,083,338 shares of Class B common stock, $0.001 par value per share, outstanding.

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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,633	$21,943
Marketable securities	139,774	182,817
Prepaid expenses and other current assets	2,520	1,628
Total current assets	184,927	206,388
Property and equipment, net	880	989
Other long-term assets	266	3
Operating lease right-of-use assets	4,774	5,467
Total assets	$190,847	$212,847
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$786	$1,811
Accrued expenses	4,098	6,711
Current portion of operating lease liabilities	1,477	1,452
Total current liabilities	6,361	9,974
Operating lease liabilities, net of current portion	4,016	4,807
Total liabilities	10,377	14,781
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares—22,765,839 and 19,125,377 at September 30, 2025 and December 31, 2024, respectively.	23	19
Class B common stock, $0.001 par value; authorized shares—20,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares—6,416,672 and 6,729,172 at September 30, 2025 and December 31, 2024, respectively.	6	7
Preferred stock, $0.001 par value; authorized shares—10,000,000 at September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024.	—	—
Additional paid-in-capital	342,400	315,371
Accumulated deficit	(162,224)	(117,402)
Accumulated other comprehensive income	265	71
Total stockholders' equity	180,470	198,066
Total liabilities and stockholders' equity	$190,847	$212,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,992	$9,728	$38,767	$25,407
General and administrative	3,940	3,246	12,177	8,440
Total operating expenses	14,932	12,974	50,944	33,847
Loss from operations	(14,932)	(12,974)	(50,944)	(33,847)
Other income (expense):
Interest income	1,957	2,741	6,236	6,377
Change in fair value of warrant liability	—	—	—	(107)
Other income (expense), net	183	(34)	(114)	(116)
Total other income, net	2,410	2,707	6,122	6,154
Net loss	$(12,792)	$(10,267)	$(44,822)	$(27,693)
Other comprehensive income:
Unrealized gain on marketable securities	118	688	194	453
Comprehensive loss	$(12,674)	$(9,579)	$(44,628)	$(27,240)
Net loss per share, basic and diluted (a)	$(0.45)	$(0.40)	$(1.68)	$(1.61)
Weighted-average shares of common stock outstanding, basic and diluted	28,115,548	25,730,014	26,635,056	17,182,865

_____________

(a)	Basic and diluted per share amounts are the same for Class A and Class B shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	—	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768
Shares purchased through employee stock purchase plan	48,346	—	267	—	—	267
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(16,040)	(16,040)
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Balance at June 30, 2025	25,919,895	$26	$320,649	$147	$(149,432)	$171,390
Issuance of common stock in at-the-market offering, net of issuance costs	3,241,110	3	19,009	—	—	19,012
Exercise of stock options	21,506	—	173	—	—	173
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(12,792)	(12,792)
Unrealized gain on marketable securities	—	—	—	118	—	118
Balance at September 30, 2025	29,182,511	$29	$342,400	$265	$(162,224)	$180,470

	Convertible		Class A and Class B		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Exercise of stock options	—	—	34,872	—	122	—	—	122
Stock-based compensation	—	—	—	—	768	—	—	768
Net loss	—	—	—	—	—	—	(8,417)	(8,417)
Unrealized loss on marketable securities	—	—	—	—	—	(166)	—	(166)
Balance at March 31, 2024	15,906,236	$192,620	2,384,426	$2	$7,988	$(58)	$(83,561)	$(75,629)
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,912	—	—	7,423,682	7	107,860	—	—	107,867
Conversion of convertible preferred stock to common stock upon initial public offering	(15,906,236)	(192,620)	15,906,236	17	192,603	—	—	192,620
Reclassification of warrant from liability to equity	—	—	—	—	216	—	—	216
Exercise of stock options	—	—	8,932	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Net loss	—	—	—	—	—	—	(9,009)	(9,009)
Unrealized loss on marketable securities	—	—	—	—	—	(69)	—	(69)
Balance at June 30, 2024	—	$—	25,723,276	$26	$310,174	$(127)	$(92,570)	$217,503
Exercise of stock options	—	—	12,800	—	13	—	—	13
Stock-based compensation	—	—	—	—	2,291	—	—	2,291
Net income	—	—	—	—	—	—	(10,267)	(10,267)
Unrealized gain on marketable securities	—	—	—	—	—	688	—	688
Balance at September 30, 2024	—	$—	25,736,076	$26	$312,478	$561	$(102,837)	$210,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(44,822)	$(27,693)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	238	183
Non-cash operating lease expense	693	719
Stock-based compensation	7,556	4,553
Accretion of premiums/discounts on marketable securities, net	(688)	(2,875)
Change in fair value of warrant liability	—	107
Loss on disposal of property and equipment	67	—
Gain on sale of equipment	—	(16)
Gain on marketable securities	(6)	(5)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(892)	1,281
Other long-term assets	(6)	937
Accounts payable	(1,031)	763
Accrued expenses	(2,613)	(635)
Operating lease liabilities	(766)	38
Net cash used in operating activities	(42,270)	(22,643)
Investing activities
Purchase of property and equipment	(189)	(348)
Proceeds from sale of equipment	—	20
Purchases of marketable securities	(77,769)	(172,054)
Sales and maturities of marketable securities	121,698	112,031
Net cash provided by (used in) investing activities	43,740	(60,351)
Financing activities
Payments of deferred offering costs	(256)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	108,211
Proceeds from issuance of common stock in at-the-market offering, net of commissions and other offering costs	19,012	—
Proceeds from exercise of stock options	197	148
Proceeds from employee stock purchase plan	267	—
Net cash provided by financing activities	19,220	108,359
Net increase in cash and cash equivalents	20,690	25,365
Cash and cash equivalents at beginning of period	21,943	15,526
Cash and cash equivalents at end of period	$42,633	$40,891

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$192,620
Reclassification of warrant from liability to equity	$—	$216
Reclassification of deferred offering costs paid in prior year to equity	$—	$343

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $12.8 million and $44.8 million for the three and nine months ended September 30, 2025, respectively. The Company had an accumulated deficit of $162.2 million as of September 30, 2025. From its inception through September 30, 2025, the Company has financed its operations primarily from the sale of equity securities and convertible equity securities, borrowings under credit facilities, a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company, net proceeds of approximately $107.9 million received in April 2024 from the IPO.

In May 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (the “Sales Agreement”) relating to the offer and sale of up to $75.0 million in shares of its Class A common stock, par value $0.001 per share (the “Shares”) in an “at-the-market” offering program (the “ATM Program”). During the three months ended September 30, 2025, the Company sold 3,241,110 shares of its Class A common stock pursuant to the Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million.

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $182.4 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2025, condensed statements of operations and comprehensive loss and condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended  September 30, 2025 and 2024, and condensed statements of cash flows for the nine months ended September 30, 2025 and 2024, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of  December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

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

The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

		September 30, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$52,806	$131	$(7)	$52,930
Certificate of deposit	Less than 1	6,825	5	—	6,830
Corporate debt securities	2 years or less	59,321	91	(2)	59,410
Commercial paper	Less than 1	9,139	8	—	9,147
Yankee debt	Less than 1	2,298	3	—	2,301
Asset-backed securities	3 years or less	9,120	36	—	9,156
Total		$139,509	$274	$(9)	$139,774

		December 31, 2024
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$57,232	$57	$(134)	$57,155
Certificate of deposit	Less than 1	8,519	6	(1)	8,524
Corporate debt securities	2 years or less	80,751	110	(39)	80,822
Commercial paper	Less than 1	22,265	11	(1)	22,275
Yankee debt	Less than 1	2,145	1	—	2,146
Asset-backed securities	2 years or less	11,834	61	—	11,895
Total		$182,746	$246	$(175)	$182,817

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of September 30, 2025 and December 31, 2024, the Company did not record an allowance for credit loss related to its investment portfolio. As of September 30, 2025, 18 out of 219 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of  December 31, 2024, 86 out of 252 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of September 30, 2025 and December 31, 2024, all of our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had continuous unrealized loss positions of less than 12 months.

The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	September 30, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$8,589	$(7)
Corporate debt securities	5,736	(2)
Total	$14,325	$(9)

	December 31, 2024
	Fair Value	Unrealized Losses
U.S. Government agency securities	$30,155	$(134)
Certificate of deposit	3,722	(1)
Corporate debt securities	22,528	(39)
Commercial paper	4,556	(1)
Total	$60,961	$(175)

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Assets:
Cash equivalents	$41,328	$41,328	$—	$—
U.S. Government agency securities	52,930	52,930	—	—
Certificates of deposits	6,830	—	6,830	—
Corporate debt securities	59,410	—	59,410	—
Commercial paper	9,147	—	9,147	—
Yankee debt	2,301	—	2,301	—
Asset-backed securities	9,156	—	9,156	—
Total financial assets	$181,102	$94,258	$86,844	$—

December 31, 2024:
Cash equivalents	$21,042	$21,042	$—	$—
U.S. Government agency securities	57,155	57,155	—	—
Certificates of deposits	8,524	—	8,524	—
Corporate debt securities	80,822	—	80,822	—
Commercial paper	22,275	—	22,275	—
Yankee debt	2,146	—	2,146	—
Asset-backed securities	11,895	—	11,895	—
Total financial assets	$203,859	$78,197	$125,662	$—

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at September 30, 2025 and December 31, 2024 are money market funds with a carrying value and fair value of $8.8 million and $3.9 million, respectively, based upon a Level 1 fair value assessment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation expenses	$2,814	$3,338
Accrued research and development expenses	1,172	3,151
Accrued professional and consulting expenses	62	98
Other accrued expenses	50	124
Total accrued expenses	$4,098	$6,711

6. Stockholders’ Equity (Deficit)

Sales Agreement

In May 2025, the Company entered into the Sales Agreement. During the three months ended September 30, 2025, the Company sold 3,241,110 shares of its Class A common stock pursuant to the Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share. As of September 30, 2025, of the authorized 200,000,000 shares of Class A common stock, 22,765,839 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,416,672 shares of Class B common stock were issued and outstanding. As of September 30, 2024, of the authorized 200,000,000 shares of Class A common stock, 19,006,904 shares of Class A common stock were issued and outstanding, and of the authorized 20,000,000 shares of Class B common stock, 6,729,172 shares of Class B common stock were issued and outstanding.

The following table summarizes the changes in Class A common stock and Class B common stock for the nine months ended September 30, 2025 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2024	19,125,377	6,729,172
Exercise of stock options	17,000	—
Balance at March 31, 2025	19,142,377	6,729,172
Shares purchased through employee stock purchase plan	48,346	—
Balance at June 30, 2025	19,190,723	6,729,172
Issuance of common stock in at-the-market offering	3,241,110	—
Conversion of Class B common stock into Class A common stock	312,500	(312,500)
Exercise of stock options	21,506	—
Balance at September 30, 2025	22,765,839	6,416,672

The following table summarizes the changes in Class A common stock and Class B common stock for the nine months ended September 30, 2024 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2023	2,349,554	—
Exercise of stock options	34,872	—
Balance at March 31, 2024	2,384,426	—
Issuance of common stock in connection with initial public offering	7,423,682	—
Conversion of convertible preferred stock to common stock upon initial public offering	9,177,064	6,729,172
Exercise of stock options	8,932	—
Balance at June 30, 2024	18,994,104	6,729,172
Exercise of stock options	12,800	—
Balance at September 30, 2024	19,006,904	6,729,172

Class A common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2025	2024
Common stock options granted and outstanding	5,597,573	4,045,500
Shares available for issuance under the 2024 Equity Incentive Plan	1,662,457	1,674,309
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	472,203	262,004
Total common stock reserved for future issuance	7,747,997	5,997,577

 There are no shares of Class B common stock reserved for future issuance as of September 30, 2025 and December 31, 2024.

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

The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. As of September 30, 2025, there were 1,662,457 shares of the Company’s Class A common stock available for issuance under the 2024 Plan. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company's board of directors.

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

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,045,500	$9.91	7.52	$21,470
Options granted	1,600,542	8.07	—	—
Options exercised	(38,506)	5.11	—	—
Options cancelled and forfeited	(5,007)	11.74	—	—
Options expired	(4,956)	9.67	—	—
Balance at September 30, 2025	5,597,573	$9.41	7.55	$19,858
Options vested and expected to vest as of September 30, 2025	5,571,573	$9.44	7.54	$19,669
Options exercisable as of September 30, 2025	2,749,352	$7.71	6.02	$13,611

The aggregate intrinsic value of options exercised during the nine months ended  September 30, 2025 and 2024 was $0.3 million and $0.6 million, respectively, determined as of the date of exercise.

Options exercisable include options which are not vested but are available to be early exercised. As of September 30, 2025, there were no options available to be early exercised. As of  December 31, 2024, of the 2,114,772 options exercisable, 35,794 options were available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Assumptions:
Expected term (in years)	6.08	6.08	5.96	6.03
Expected volatility	97%	112%	94%	110%
Risk free interest rate	3.89%	3.79%	4.25%	4.42%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the three months ended September 30, 2025 and 2024 was $4.84 and $16.21 per share, respectively. The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the nine months ended September 30, 2025 and 2024 was $6.33 and $13.63 per share, respectively.

Stock-based compensation

Stock-based compensation has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,176	$922	$3,353	$1,930
General and administrative	1,393	1,369	4,203	2,623
Total	$2,569	$2,291	$7,556	$4,553

As of September 30, 2025, there was approximately $23.1 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

The number of shares initially reserved for issuance under the 2024 ESPP was 280,000. As of September 30, 2025, there were 472,203 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

During the three months ended September 30, 2025, there were no shares purchased under the 2024 ESPP and the recorded expense was not material. During the nine months ended September 30, 2025, there were 48,346 shares purchased under the 2024 ESPP and the recorded expense was $0.1 million. During the three and nine months ended September 30, 2024, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.

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

The Company concluded that J&J represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the J&J License Agreement. The Company evaluated the J&J License Agreement and concluded that it had promises to transfer a license of functional intellectual property, know-how, existing inventory and manufacturing technology (each of which was determined to be a distinct performance obligation). Control of the promised goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties. As of September 30, 2025, all variable consideration under the J&J License Agreement was fully constrained.

In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of September 30, 2025, no amounts had been recognized related to the Phase 2 trial as all remaining variable consideration was fully constrained subsequent to the contract modification.

8. Commitments and Contingencies

Operating Lease

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

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities (in thousands, except for years and %):

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$4,774	$5,467

Operating lease liability obligations, current	$1,477	$1,452
Operating lease liability obligations, less current portion	4,016	4,807
Total lease liability obligations	$5,493	$6,259

Weighted-average remaining lease term	4.1	4.4
Weighted-average discount rate	9.0%	9.0%

During the three months ended  September 30, 2025 and 2024, the Company recognized $0.4 million and $0.3 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss. During the nine months ended  September 30, 2025 and 2024, the Company recognized $1.2 million and $0.9 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,134	$—

Future minimum lease payments for the Company’s operating lease liabilities as of September 30, 2025 are as follows (in thousands):

2025	$385
2026	1,564
2027	1,611
2028	1,660
2029	1,292
Total minimum lease payments	6,512
Less: Amount representing interest	1,019
Total lease liability obligations	5,493
Less: Current portion of operating lease liabilities	1,477
Operating lease liabilities, net of current portion	$4,016

Litigation

From time to time, the Company  may become involved in various legal proceedings and claims that arise in the ordinary course of our business activities. As of September 30, 2025, the Company was not currently a party to any material legal proceedings.

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

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss applicable to common stockholders	$(12,792)	$(10,267)	$(44,822)	$(27,693)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	28,115,548	25,730,014	26,635,056	17,182,865
Net loss per share:
Basic and diluted	$(0.45)	$(0.40)	$(1.68)	$(1.61)

For the three and nine months ended September 30, 2025 and 2024, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.

The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	September 30,	September 30,
	2025	2024
Common stock options	5,597,573	4,122,230
Common stock warrant	15,764	15,764
Total potentially dilutive securities	5,613,337	4,137,994

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

The following table provides the operating financial results of our single reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Significant and other segment expenses
Research and development
PIPE-791	$4,465	$2,707	$16,197	$7,596
PIPE-307	1,526	3,214	6,301	7,547
CTX-343	512	567	2,949	1,453
Discovery programs	1,263	1,109	3,973	3,456
Unallocated internal costs(1)	3,226	2,131	9,347	5,355
General and administrative	3,940	3,246	12,177	8,440
Interest income	1,957	2,741	6,236	6,377
Other segment items(2)	183	(34)	(114)	(223)
Net loss	$(12,792)	$(10,267)	$(44,822)	$(27,693)

______________________

(1)

Unallocated internal research and development costs include employee-related expenses that cannot be directly attributable to a specific research project, stock-based compensation for employees engaged in research and development functions, facilities, depreciation and other related expenses.

(2)	Other segment items primarily include change in fair value of warrant liability and other income (expense), net.

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

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”) and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies and Phase 1 healthy volunteer data support the development of PIPE-791 for IPF and chronic pain. Specifically, based on its high bioavailability, low plasma protein binding, and long receptor occupancy time in our preclinical studies compared to the preclinical data of other LPA1R antagonists, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We have completed a Phase 1 clinical trial of PIPE-791 in healthy volunteers in support of clinical development in IPF and chronic pain as well as a Phase 1b open-label trial to measure the relationship of pharmacokinetics (“PK”) to lung and brain receptor occupancy by positron emission tomography (“PET”) imaging to inform dose selection in our future Phase 2 trials of PIPE-791. We plan to initiate a global Phase 2 clinical trial in IPF in the fourth quarter of 2025. In March 2025, we announced the initiation of patient dosing in an exploratory PIPE-791 Phase 1b, randomized, double-blind, placebo-controlled, crossover, chronic pain trial for the treatment of chronic pain associated with two separate indications, chronic osteoarthritis and chronic low back pain. We expect to enroll approximately 40 patients at up to five sites in the U.S., and a treatment duration of 28 days. We anticipate topline data from this trial in the first half of 2026.

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

Financial Operations Overview

Revenue

We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We do not have any products approved for sale and we have not yet generated any revenue from product sales. We did not recognize any revenue for the three and nine months ended September 30, 2025 or 2024.

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

Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three and nine months ended September 30, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$4,465	$2,707	$16,197	$7,596
PIPE-307	1,526	3,214	6,301	7,547
CTX-343	512	567	2,949	1,453
Discovery programs	1,263	1,109	3,973	3,456
Unallocated internal research and development costs
Personnel related	831	671	2,666	1,524
Stock-based compensation	1,176	922	3,353	1,930
Facilities costs	490	220	1,476	675
Others	729	318	1,852	1,226
Total research and development costs	$10,992	$9,728	$38,767	$25,407

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024	Change
Operating expenses:
Research and development	$10,992	$9,728	$1,264
General and administrative	3,940	3,246	694
Total operating expenses	14,932	12,974	1,958
Loss from operations	(14,932)	(12,974)	(1,958)
Other income (expense):
Interest income	1,957	2,741	(784)
Change in fair value of warrant liability	—	—	—
Other income (expense), net	183	(34)	217
Total other income, net	2,140	2,707	(567)
Net loss	$(12,792)	$(10,267)	$(2,525)

Research and development expenses. Research and development expenses were $11.0 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.3 million from period to period was due to the following:

•	$1.1 million increase in personnel-related expense related to an overall increase in personnel from period to period;

•	$1.1 million increase in contract research organization costs due to a $1.3 million increase in startup costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, a $1.0 million increase in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $0.4 million increase in costs related to the Phase 1b PET trial for PIPE-791, partially offset by a $1.6 million decrease in costs related to the VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS;

•	$0.3 million increase in facilities costs;

•	$0.3 million increase in non-cash stock-based compensation; and

•	$0.1 million increase in biology and chemistry supplies.

Partially offsetting these increases was a $1.3 million decrease in expenses for toxicology studies primarily for PIPE-791 and a $0.3 million decrease in manufacturing expenses for PIPE-791 and CTX-343.

General and administrative expenses. General and administrative expenses were $3.9 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.7 million was due to a $0.5 million increase in personnel-related expenses related to an overall increase in personnel from period to period, a $0.1 million increase in facilities costs, and a $0.1 million increase in other administrative costs.

Interest income. Interest income was $2.0 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.7 million was due to a decrease in funds invested in marketable securities and a decrease in the yields earned on our marketable securities during the three months ended September 30, 2024 compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024	Change

Operating expenses:
Research and development	$38,767	$25,407	$13,360
General and administrative	12,177	8,440	3,737
Total operating expenses	50,944	33,847	17,097
Loss from operations	(50,944)	(33,847)	(17,097)
Other income (expense):
Interest income	6,236	6,377	(141)
Change in fair value of warrant liability	—	(107)	107
Other expense, net	(114)	(116)	2
Total other income, net	6,122	6,154	(32)
Net loss	$(44,822)	$(27,693)	$(17,129)

Research and development expenses. Research and development expenses were $38.8 million and $25.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $13.4 million from period to period was due to the following:

•

$9.1 million increase in contract research organization costs due to a $4.9 million increase in startup costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, a $3.1 million increase in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $1.9 million increase in costs related to the Phase 1b PET trial for PIPE-791, partially offset by a $0.8 million decrease in costs related to the VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS;

•	$3.6 million increase in personnel-related expense related to an overall increase in personnel from period to period;

•	$1.4 million increase in non-cash stock-based compensation;

•	$0.8 million increase in facilities costs; and

•	$0.6 million increase in consulting expenses.

Partially offsetting these increases was a $1.5 million decrease in expenses for toxicology studies primarily for PIPE-791 and a $0.6 million decrease in manufacturing expenses for PIPE-791 and CTX-343.

General and administrative expenses. General and administrative expenses were $12.1 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.7 million was primarily due to a $1.7 million increase in personnel-related expenses related to an overall increase in personnel from period to period, a $1.6 million increase in non-cash stock-based compensation, a $0.3 million increase in facilities costs and a $0.1 million increase in director and officer insurance.

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

Through September 30, 2025, we have funded our operations primarily from the sale of equity securities and convertible equity securities, borrowings under credit facilities, the J&J License Agreement, and net proceeds from the IPO and ATM Program. Through September 30, 2025, we have raised gross proceeds of approximately $332.4 million through equity issuances and an upfront payment from the J&J License Agreement of $50.0 million. In addition, we borrowed $5.0 million at the inception of the loan and security agreement with First Citizens Bank. Upon the closing of the IPO, our outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. In April 2024, we raised approximately $107.9 million in net proceeds from the IPO. As of September 30, 2025, we had an accumulated deficit of $162.2 million.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $182.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report on Form 10-Q.

In May 2025, the Company entered into the Sales Agreement. During the three months ended September 30, 2025, the Company sold 3,241,110 shares of its Class A common stock pursuant to the Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(42,270)	$(22,643)
Net cash provided by (used in) investing activities	43,740	(60,351)
Net cash provided by financing activities	19,220	108,359
Net increase (decrease) in cash and cash equivalents	$20,690	$25,365

Operating Activities

Net cash used in operating activities was $42.3 million for the nine months ended September 30, 2025, which related to our net loss of $44.8 million and a $5.3 million change in operating assets and liabilities, partially offset by $7.8 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense. Net cash used in operating activities was $22.6 million for the nine months ended September 30, 2024, which primarily related to our net loss of $27.7 million, partially offset by $2.6 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense, and $2.4 million change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $43.7 million for the nine months ended September 30, 2025, which related to $121.7 million of sales and maturities of marketable securities, partially offset by $77.8 million of purchases of marketable securities and $0.2 million for purchases of property and equipment. Net cash used in investing activities was $60.4 million for the nine months ended September 30, 2024, which primarily related to $172.1 million of purchases of marketable securities and $0.3 million of purchases of property and equipment, partially offset by $112.0 million of sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $19.2 million for the nine months ended September 30, 2025, which was primarily related to $19.0 million of proceeds from the issuance of common stock in the ATM Program, $0.3 million of proceeds from employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, partially offset by $0.3 million in payments of deferred offering costs. Net cash provided by financing activities was $108.4 million for the nine months ended September 30, 2024, which primarily related to $107.9 million of net proceeds from the issuance of common stock in the Company's IPO and $0.1 million of proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California. Our total contractual commitments for our lease agreements amount to approximately $7.3 million as of September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no material changes from the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended  September 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements except as set forth below:

Name	Action Taken	Type of	Nature of	Duration of	Aggregate Number
(Title)	(Date of Action)	Trading Arrangement	Trading Arrangement	Trading Arrangement	of Securities
Carmine Stengone (President and Chief Executive Officer)	Adoption ( September 23, 2025)	Rule 10b5-1 trading arrangement*	Sale	Until November 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 231,925 shares
Peter Slover (Chief Financial Officer)	Adoption ( September 23, 2025)	Rule 10b5-1 trading arrangement*	Sale	Until November 18, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 41,730 shares
Daniel Lorrain, Ph.D. (Chief Scientific Officer)	Adoption ( September 23, 2025)	Rule 10b5-1 trading arrangement*	Sale	Until November 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 221,245 shares
Timothy Watkins, M.D., M.Sc. (Chief Medical Officer and Head of Development)	Adoption ( September 23, 2025)	Rule 10b5-1 trading arrangement*	Sale	Until December 27, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 173,333 shares

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Contineum Therapeutics, Inc.

October 30, 2025	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 30, 2025	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)