Form 10-K
period 2025-12-31
Contineum Therapeutics, Inc.
filed 2026-03-05
CIK 1855175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-42001

Contineum Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1467257
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3565 General Atomics Court, Suite 200 San Diego, California	92121
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code: (858) 333-5280
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	CTNM	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No
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
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $102.1 million based on the closing price of $3.97 as reported on The Nasdaq Global Select Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
As of February 27, 2026, the registrant had 37,336,036 total shares outstanding, of which there were 32,673,536 shares of Class A common stock, $0.001 par value per share, outstanding and 4,662,500 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions are intended to identify forward looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:
•the likelihood of our clinical trials demonstrating the safety and efficacy of our drug candidates;
•the timing and progress of our current clinical trials, the expected results of these clinical trials and the timing of initiation of our planned and future clinical trials;
•our plans relating to the clinical development of our current and future drug candidates, including the size, number and disease indications to be evaluated;
•Janssen Pharmaceutica NV, a Johnson & Johnson (“J&J”) company’s, plans related to the clinical development of PIPE-307;
•our clinical translational approach, and our ability to identify and develop drug candidates that can potentially treat neuroscience, inflammation and immunology (“NI&I”) diseases by targeting biological pathways associated with specific clinical impairment to alter the course of disease;
•the size of the market opportunities for our drug candidates;
•the rate and degree of market acceptance and clinical utility of our drug candidates;
•our plans relating to commercializing our drug candidates, if approved;
•the success of competing therapies and technologies that are or may become available;
•the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our drug candidates;
•the timing or likelihood of regulatory filings and approval for our drug candidates;
•our ability to obtain and maintain regulatory approval of our drug candidates and our drug candidates to meet existing or future regulatory standards;
•our plans relating to the further development and manufacturing of our drug candidates, including additional indications for which we may pursue;
•our ability to successfully identify and complete transactions to in-license or otherwise acquire additional drug candidates, technologies, products or businesses;
•our ability to attract and to enter into commercial arrangements with third parties who have development, regulatory, manufacturing and commercialization expertise;
•our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available, as well as our ability to secure and maintain intellectual property regulatory rights and regulatory protections;
•our ability to retain our senior management;
•the need to hire additional personnel and our ability to attract and retain such personnel;

•the accuracy of our estimates regarding our operating runway, expenses, capital requirements and needs for additional financing;
•the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
•the period during which we expect we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) or a smaller reporting company; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are heavily dependent on the success of PIPE-791, our lead drug candidate, and PIPE-307, both of which are in the early stages of clinical development. If these drug candidates do not progress through clinical development, eventually receive regulatory approval or, even if approved, are not successfully commercialized, our business will be materially adversely harmed.
•Clinical drug development is a lengthy, expensive and risky process with uncertain timelines and uncertain outcomes. The results of earlier preclinical studies and clinical trials, including those conducted by third parties, may not be predictive of future results. If clinical trials for the drug candidates we develop do not meet safety or efficacy endpoints or are prolonged or delayed, these drug candidates may not receive the required regulatory approvals, and therefore could not be commercialized on a timely basis or at all. Further, the results of our preclinical studies, clinical trials, or analyses may not be indicative of results that may be obtained in later trials.
•The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities are unpredictable, lengthy, and time-consuming, and if we are ultimately unable to obtain regulatory approval for PIPE-791 or any other drug candidates that we develop or if J&J is unable to obtain regulatory approval for PIPE-307, our business will be substantially harmed.
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
•If the J&J License Agreement does not result in the successful development of PIPE-307, our business, financial condition and results of operations will be harmed.
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
•We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supplies of PIPE-791 and we intend to rely on CMOs for our future drug candidates, as well as to supply the raw materials necessary to produce our drug candidates. We may elect to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Our dependence on CMOs may impair our development of drug candidates and may impair their commercialization, which would adversely impact our business and financial position.

•We rely on third parties to conduct our ongoing clinical trials of PIPE-791 and expect to rely on third parties to conduct future clinical trials of PIPE-791 and any other drug candidates that we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize the drug candidates we develop and our business could be substantially harmed.
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

We focus on developing selective compounds targeting challenging molecular pathways and have built a portfolio of small molecule drug candidates. We believe our two clinical-stage, internally-discovered drug candidates, PIPE-791 and PIPE-307, will have broad applicability across multiple NI&I indications. We are developing PIPE-307 in collaboration with J&J.

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”) and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies, Phase 1 healthy volunteer data, and Phase 1 positron emission tomography (“PET”) data support the development of PIPE-791 for IPF and chronic pain. Specifically, based on its high bioavailability, high selectivity, low plasma protein binding, and long receptor residence time, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. In September 2025, we reported positive top-line data from our completed Phase 1b PET trial which measured the relationship of pharmacokinetics (“PK”) to receptor occupancy (“RO”) by PET imaging. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF, which was initiated in December 2025. In the fourth quarter of 2025, we completed enrollment for a phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with chronic osteoarthritic pain (“COAP”) or chronic low back pain (“CLBP”). We anticipate top-line data from this trial in the second quarter of 2026.

Our second novel drug candidate, PIPE-307, is a selective, small-molecule inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In December 2024, J&J began recruiting an estimated 124 adult participants for the Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with major depressive disorder (“MDD”). In November 2025, we reported top-line data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD, or any other indication. We believe PIPE-307 is the most advanced selective M1R antagonist in clinical development.

1

Our Clinical Pipeline
We have a portfolio of novel and proprietary small molecule programs that we believe can modulate innate pathways to restore function in NI&I indications. We retain worldwide rights to our LPA1R programs and discovery portfolio, and we have partnered with J&J for the development and potential commercialization efforts of PIPE-307.
(1)We made a strategic decision to defer further clinical development of our PIPE-791 progressive multiple sclerosis (“PrMS”) program and to defer the initiation of clinical development for our CTX-343 program until funding is obtained to specifically move these programs forward.
(2)J&J has sole discretion whether or not to further develop PIPE-307 for RRMS and MDD.

We are also actively conducting preclinical and discovery-phase experiments targeting other NI&I indications where our internally-discovered molecules may have therapeutic potential.

Our Competitive Strengths

We have a strong, complementary relationship between our medicinal chemistry, biology, drug metabolism and pharmacokinetics, and clinical teams, which fosters the development of differentiated drug candidates to treat diseases of high unmet need. We believe that our competitive strengths include:

•Our broad expertise with NI&I indications allows us to maximize the value of our novel drug candidates by developing them across multiple therapeutic areas.

•Our lead drug candidate, PIPE-791, targets the LPA1R, a clinically validated target for IPF, and, we believe, pending further clinical development and FDA approval, has the potential to treat IPF with once-daily oral dosing and improved efficacy, tolerability and patient compliance over the currently approved IPF therapies.
•We harness our drug discovery capabilities to build a franchise with a deliberate focus on developing therapeutics that are synergistic with our existing portfolio.
•We have assembled a distinguished team with decades of expertise in drug discovery and development.
Our Strategy
Our mission is to significantly impact the clinical disability associated with NI&I diseases with small molecules designed to modulate innate pathways to restore function. We aim to accomplish our goal by implementing the following strategies:
Execute a balanced development strategy in which we assess both external clinical validation and novel therapeutic approaches for our targets. We have built our current pipeline with the goal of minimizing clinical risk. We leverage external validation for our wholly-owned programs such as PIPE-791 for IPF and chronic pain and our partnered program PIPE-307 for both MDD and RRMS. Based on scientific rationale, we are also advancing programs in other disease areas where we believe there is potential to create significant clinical benefit.
Pursue clinical development of PIPE-791, an LPA1R antagonist, for the treatment of IPF, a sizeable patient population with significant unmet need. The overall incidence of IPF is increasing worldwide. In the United States alone, there are approximately 130,000 patients with IPF, with a reported median survival after diagnosis ranging between two to five years. Currently, there are three FDA-approved treatments in IPF, which have historically been limited by issues related to tolerability and compliance. LPA1R antagonism is a clinically validated mechanism, and we believe that our preclinical studies and the data from our completed Phase 1 trials support the continued development of PIPE-791 for IPF.

Seek to maximize the value of PIPE-791 by investigating its applicability in a broad range of NI&I disorders beyond IPF and chronic pain. We believe PIPE-791 has the potential for broad indication expansion due to the central role of LPA1 in multiple NI&I diseases. Our future development strategy will be guided by data from our completed and ongoing preclinical studies, observed external validation, and our focus on therapeutic potential in areas of high unmet need.

Support the advancement of PIPE-307 through a broad clinical development strategy in partnership with J&J. J&J is an experienced innovator with a strong commitment to neuroscience, reporting $7.8 billion of neuroscience-focused drug sales in 2025. Our collaboration provides a foundation for the development of PIPE-307 with access to J&J's robust R&D and commercialization capabilities, which we believe will allow us to achieve the full potential of PIPE-307.

Harness our drug discovery capabilities to build a franchise with a deliberate focus on developing therapeutics that are synergistic with our existing portfolio. We will continue to leverage the capabilities and expertise of our team to identify and develop drug candidates with the highest likelihood of clinical and commercial success in NI&I.

Evaluate and selectively engage in strategic collaborations to maximize the potential of our pipeline. We recognize that partnerships may provide a more prudent development path in certain cases to reduce costs and accelerate the delivery of effective therapies to market, as exemplified by our partnership with J&J. Our collective expertise and strategic approach will guide us in selecting not only drug candidates with therapeutic potential, but also ideal partners that can meaningfully contribute to the development and commercialization of our therapeutic portfolio.

PIPE-791

Our lead asset, PIPE-791, is a novel, high affinity, brain penetrant, small molecule LPA1R antagonist. We are initially prioritizing the development of PIPE-791 for the treatment of IPF, with an additional exploratory Phase 1b study in chronic pain. We are also exploring the potential utility of PIPE-791 in additional disorders where the LPA1R pathway has been implicated. We have previously completed a Phase 1 trial to evaluate the safety, tolerability, and PK of single and multiple doses of PIPE-791 in healthy volunteers. In September 2025, we completed a Phase 1b open-label trial that measured the relationship of PK to LPA1 RO by PET imaging. This Phase 1b trial further affirmed the planned dose selection for our recently initiated Phase 2 trial of PIPE-791 in IPF. This trial (PROPEL-IPF) is a 26-week randomized, double-blinded, placebo-controlled, global clinical trial evaluating the efficacy, safety, tolerability, and pharmacokinetics of PIPE-791 in patients with IPF. We expect to enroll approximately 324 subjects globally in this trial, which is designed to assess safety and tolerability, as well as efficacy measured by the absolute change from baseline in forced vital capacity (“FVC”) through week 26. In the fourth quarter of 2025, we completed enrollment for a phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with COAP or CLBP. We anticipate top-line data from this trial in the second quarter of 2026.

In 2025, we made a strategic decision to defer further clinical development of our PIPE-791 PrMS program and to defer the initiation of clinical development for our CTX-343 program until funding is obtained to specifically move these programs forward.

PIPE-791 for the Potential Treatment of IPF
We are developing PIPE-791 for the potential treatment of IPF. Based on the results of external and internal preclinical studies and emerging third-party clinical trials involving LPA1R antagonism, we believe there is a strong rationale for PIPE-791 to be disease-modifying in IPF.
The LPA/LPA1R pathway is a key mediator of fibrosis. LPA is a bioactive lipid that is elevated in response to lung injury and activates LPA1R. Activation of LPA1R drives several cellular cascades, including fibroblast recruitment and vascular leakage, that lead to fibrosis. Inhibition of LPA1 can reduce these detrimental processes and may be a beneficial treatment for IPF. We have demonstrated this by our evaluation of PIPE-791 to reduce fibrosis in response to injury in a key in vivo rodent model for IPF. In addition, this rationale is supported by third-party LPA1R antagonist programs, which have demonstrated clinical proof-of-concept in multiple Phase 2 clinical trials in IPF patients. Based on the dosing profile from our preclinical studies and the PK data from our completed Phase 1 trials, we believe PIPE-791, pending further clinical development and FDA approval, has the potential to treat IPF with once-daily dosing, in contrast to the currently approved IPF therapies which require multiple-daily dosing regimens, as well as to improve tolerability and patient compliance compared to currently approved IPF therapies.

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

IPF is a rare disease with approximately 130,000 patients in the United States and, as of 2017, 30,000 to 40,000 new cases diagnosed annually. As of 2023, worldwide prevalence is estimated to be three million cases, with an overall incidence that is increasing worldwide. Although the mechanisms of fibrosis in IPF remain poorly understood, generally accepted concepts of disease pathogenesis involve recurrent subclinical injuries to alveoli (lung tissue) and failure of normal lung tissue repair. Injured cells within the alveoli release multiple cytokines and growth factors that promote the recruitment, proliferation, and differentiation of lung fibroblasts into myofibroblasts, leading to excessive collagen deposition, progressive scarring of the lung parenchyma, and irreversible loss of function. Although IPF is considered the prototypic progressive fibrosing interstitial lung disease (“ILD”), a number of other ILDs display a progressive pathophysiology and clinical course similar to IPF.

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

Current Approved Therapies
While there is no pharmacological cure for IPF, there are three FDA-approved therapies to treat the disease: pirfenidone (Esbriet, marketed by Genentech/Roche), nintedanib (Ofev, marketed by Boehringer Ingelheim), and nerandomilast (JASCAYD marketed by Boehringer Ingelheim. Both pirfenidone and nintedanib were approved in 2014 and are recommended by the most recent treatment guidelines from 2015. Neither drug stops the progression of IPF and both are limited by issues associated with safety, tolerability and compliance with multi-daily dosing regimens. Lung transplant is currently the only cure for patients with IPF, but, due to age and comorbidities, this is a limited treatment option for most patients. Nerandomilast was approved for marketing in the United States in 2025 and, like nintedanib and pirfenidone, only attenuates disease progression with tolerability issues that are further complicated when combined with an existing therapy.

Pirfenidone and nintedanib generated approximately $4 billion in combined total sales globally in 2022. Patent expiration for pirfenidone is 2022 (U.S.) and 2026 (EU and Japan), and the patent covering the active pharmaceutical ingredients (“APIs”) for nintedanib is 2025 (U.S., EU, Japan), respectively. In summary, IPF remains an indication with significant unmet need for effective therapies that can address some of these challenges.

Scientific Rationale for LPA1R Antagonism in IPF
LPA is a bioactive lysophospholipid that regulates numerous aspects of cellular function, such as proliferation, migration and cytoskeletal reorganization, and has been recognized as a mediator of wound healing and tissue fibrosis. LPA mediates its effects by signaling through a family of six G protein-coupled receptors, LPA1 to LPA6.
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
The results of a Phase 2 parallel-arm, multi-center, randomized, double-blind, placebo-controlled trial in 143 adults with IPF treated with BMS-986020 were published in 2018. BMS-986020 is a high-affinity small molecule antagonist of the LPA1R. Patients in the 600mg BID cohort exhibited significantly slower rates of FVC decline from baseline to 26 weeks versus placebo. However, dose-related hepatobiliary toxicity led to early termination of the trial. After conducting additional toxicology investigations, Bristol Myers Squibb reported that hepatobiliary toxicity was likely caused by off-target inhibition of bile acids efflux transporters such as bile salt export pump (“BSEP”).
BMS-986278 is a second generation LPA1R antagonist that is biased away from BSEP, and the results of a Phase 2 trial in 276 IPF patients with this compound were released at the 2023 American Thoracic Society annual meeting. The outcome of the Phase 2 trial showed a statistically significant reduction in the decline in FVC following a 26-week administration of 60mg BID dose of BMS-986278 versus placebo with or without the use of background antifibrotic therapy. A global Phase 3 trial of BMS-986278 for IPF has completed enrollment and is currently ongoing.

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

Properties	In vitro Profile

Radioligand binding Ki (nM)	0.752 (IC50: 2.63)

Koff (min-1)	0.001334

Functional LPA1 Ca2+ mobilization (nM, 30 minutes)	91.8

Functional LPA1 Ca2+ mobilization (nM, 24 hours)	9.9

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
Preclinical Data Comparison Between PIPE-791 and Other LPA1R Antagonists
We believe that our preclinical studies and Phase 1 data support the continued development of PIPE-791 for multiple disease areas, including IPF. Specifically, with regard to its high bioavailability, low plasma protein binding, and long receptor residence time in our preclinical studies compared to the preclinical data of other LPA1R antagonists, we also believe PIPE-791 has the potential to be a differentiated LPA1R therapy. We designed PIPE-791 to block the LPA1R while avoiding inhibition of BSEP, the transporter involved in hepatobiliary toxicity associated with previous LPA1R compounds, such as BMS-986020. BMS-986020 was a first generation LPA1R antagonist which has been observed in third-party preclinical studies to elicit hepatobiliary toxicity due to inhibition of BSEP at its expected clinically efficacious dose of 600 mg BID. In third-party preclinical studies, the resulting cholestatic hepatotoxicity of BMS-986020 was recapitulated in vitro through a Sandwich-Cultured Human Hepatocyte (“SCHH”) assay (68% at 10 µM). Given the low anticipated efficacious clinical dose of PIPE-791 (<10 mg QD), its minimal inhibition of the bile acid transporters (i.e. BSEP IC50 ≥ 20 µM) in vitro, and the lack of any observable general or cholestatic toxicity signal in the SCHH assay (0% at 30 µM), we believe the risk of similar hepatobiliary toxicity with PIPE-791 is low.

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

Assays	PIPE-791	BMS-986278	BMS-986020	AMG-670

hLPA (Ca2+ flux) IC50	9.9 nM	80 nM	2.0 nM	9.2 nM

Plasma protein binding, % Free (Rodent)	5.7	15	0.2	0.07

Oral bioavailability, *F (%)	78	138	64	4.7

*Fraction absorbed
Our PIPE-791 Preclinical Toxicity Studies

We evaluated the toxicity profile of PIPE-791 in comprehensive animal studies. The toxicology studies consisted of oral dosing in rodents and minipigs for up to 28 days, with four-week recovery periods. Furthermore, we completed a battery of in vitro and in vivo genotoxicity studies to assess the genotoxic potential of PIPE-791. In 2025, we completed six-month rodent and nine-month minipig chronic toxicity studies, which were required to support Phase 2 clinical trials.

Clinical Development of PIPE-791

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

Our PIPE-791 PET Trial

In September 2025, we reported positive top-line data from our completed Phase 1b PET trial which measured the relationship of PK to brain RO by PET imaging. The trial met its primary objectives by demonstrating PIPE-791 achieved high brain RO in healthy volunteers and PrMS patients with a clear PK correlation between drug exposure and receptor engagement. PIPE-791 also demonstrated a safety and tolerability profile consistent with our previous clinical trials. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF, which was initiated in December 2025.

Clinical Development Plan of PIPE-791 in IPF

We announced that we had initiated patient dosing in a global Phase 2 clinical trial (PROPEL-IPF). PROPEL-IPF is a 26-week, randomized, dose-ranging, double-blind, placebo-controlled clinical trial evaluating once-daily dosing of PIPE-791 in IPF patients. We expect to enroll approximately 324 subjects globally in this trial, which is designed to assess safety and tolerability, as well as efficacy measured by the absolute change from baseline in FVC through week 26. Subjects will be enrolled into one of three treatment arms, PIPE-791 Dose A, PIPE-791 Dose B or placebo with a 1:1:1 randomization. We are currently projecting trial completion in June 2028.

PIPE-791 for the Potential Treatment of Chronic Pain

We are developing PIPE-791 for the potential treatment of chronic pain, initially associated with COAP and CLBP. Based on the results of external and internal preclinical studies and extensive scientific literature, we believe that PIPE-791, due to its ability to penetrate the CNS, could be the first LPA1 antagonist to comprehensively test the hypothesis that mitigation of the LPA1 pathway can improve chronic pain associated with COAP and CLBP.

Disease Background

Chronic pain is a condition often resulting from damage or dysfunction in the nervous system which can be associated with neuropathic symptoms of heightened pain sensitivity and persistent discomfort. Current treatments often provide inadequate relief and are associated with significant side effects, underscoring the need for novel therapeutic approaches. The LPA1 receptor has emerged as a promising target in the context of neuropathic pain due to its involvement in pain signaling pathways. LPA1 activation may contribute to hypersensitivity and the persistence of pain by promoting the demyelination of nerve fibers, increasing neuronal excitability, and enhancing neuroinflammatory responses in the CNS. By selectively blocking LPA1 receptor activity, a LPA1 antagonist may prevent or reverse the maladaptive changes in the nervous system that lead to chronic pain, offering a targeted and potentially effective non-opioid treatment option for patients. The development of an LPA1 receptor antagonist could thus represent a novel, mechanism-based approach to addressing a significant unmet medical need in pain management. Specifically, pain syndromes associated with COAP and the form of CLBP associated with lumbar spinal stenosis (“LSS”) have been linked to the lysophosphatidic acid (“LPA”) signaling pathway by evidence from relevant nonclinical models, as well as elevated levels of LPA in the synovial fluid of patients with knee COAP and elevated levels of LPA in the CSF of patients with LSS. These findings indicate that antagonists of the LPA signaling pathway may have promise as analgesics for the treatment of chronic pain.

Osteoarthritis

Osteoarthritis (“OA”) is the most common joint disease characterized by chronic pain and decreased mobility. There are approximately 33 million people in the United States with COAP and 595 million people globally. Current pharmacological treatments for pain associated with OA consist of non-steroidal anti-inflammatory drugs (“NSAIDS”), topical agents, antidepressants and steroid injections. These drugs do not address the neuropathic component of COAP and thus are ineffective in subpopulations of OA.

Low Back Pain

CLBP is a common condition that affects the lumbar region and lasts longer than 3 months. The majority of CLBP is considered mechanical and/or musculoskeletal in etiology which may also be complicated by spinal nerve compression and inflammation. Low back pain affects approximately 619 million people globally and 45 million people in the United States. Pharmacologic options focus on pain relief and reducing inflammation. Over the counter or prescription NSAIDS, antidepressants, steroid injections, muscle relaxants and opioids are commonly used for pain, inflammation reduction and/or overcoming stiffness. Most of these drugs are ineffective for neuropathic pain or have poor tolerability and/or addiction potential.

Current Approved Therapies

Standard-of-care medications for pain include NSAIDS such as ibuprofen, naproxen, COX-2 inhibitors, topical agents, anticonvulsants, antidepressants, muscle relaxants and opioids. Many of these approved therapies are offered as over-the-counter or prescription generics. Our competition may also include other programs in clinical development for the treatment of COAP and/or CLBP being developed by Eli Lilly and Company, GSK plc, Novartis AG and AstraZeneca PLC.

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
Two weeks following CCI we observed robust stimulus-evoked activation of the anterior cingulate cortex (“ACC”), contralateral insular cortex, and secondary somatosensory cortex (“Ins/SII”), effects not seen prior to injury. PIPE-791, dosed QD at 10 mg/kg for 28 days starting two weeks after CCI, resulted in a statistically significant decrease in fMRI activation of the insula and secondary somatosensory cortex (z-score greater than 1.96, p < 0.05). A reduction in the ACC region occurred but did not reach statistical significance. The reduced activation coincided with measurable concentrations of PIPE-791 in both plasma and CSF. Eight weeks after CCI, or 15 days after the last dose of PIPE-791 when PIPE-791 was not detectable in the plasma, robust regional brain activation returned. The current findings suggest an antinociceptive effect of LPAR1 antagonism in a nonhuman primate model of unilateral neuropathy, based on reduced stimulus-evoked brain activation following treatment and re-appearance of brain activation after treatment termination.
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

The table provides mean contrast z-scores of four non-human primates. Bold indicates statistical significance, p<0.05, in the table below.

Week 2 > Week 6 Decrease	Filament			Coordinates (mm)

Region	8 g	15 g	26 g	(x, y, z)

L-lns/SII	0.91	1.48	2.07	(-20, 18, 0)

ACC	0.51	1.19	1.61	(0, 20, 2)

L-Tha	0.39	0.53	0.51	(-10, 14, 0)
Clinical Development Plan of PIPE-791 in Chronic Pain
In November 2024, the FDA authorized our IND for the treatment of chronic pain associated with two separate indications, COAP and CLBP. In March 2025, we announced the initiation of patient dosing in an exploratory PIPE-791 Phase 1b, randomized, double-blind, placebo-controlled, crossover, chronic pain trial for a 28-day treatment duration. In the fourth quarter of 2025, we completed enrollment of approximately 40 patients (20 patients with COAP, and 20 patients with CLBP). We anticipate top-line data from our PIPE-791 Phase 1b chronic pain trial in the second quarter of 2026. This exploratory trial is designed to detect a signal of efficacy to support internal decision-making and possible further clinical development in chronic pain.

Our PIPE-791 Development in Progressive MS

PIPE-791 is a novel, high affinity, orally available, brain penetrant, small molecule LPA1R antagonist that we believe can be disease modifying by addressing chronic demyelination and neuroinflammation, the two leading pathological contributors in PrMS. In our preclinical studies, we have demonstrated that PIPE-791 induces OPC differentiation into oligodendrocytes and enhanced survival of oligodendrocytes in the presence of inflammatory cytokines. In our preclinical studies, we observed that LPA1R antagonism reverses immune-mediated neuroinflammation and promotes remyelination in in vivo and in vitro MS models. PIPE-791 also reduced the cytokine response in an acute lipopolysaccharide (“LPS”) challenge model of neuroinflammation, a model widely used to induce both neuro-and peripheral inflammation. Further, our in vivo binding studies confirm prolonged receptor association that resulted in durable CNS receptor occupancy. Together, these results offer a compelling rationale for the further development of PIPE-791 as a potential treatment for PrMS, as well as MS more broadly. In 2025, we made a strategic decision to defer further clinical development of our PIPE-791 PrMS program until funding is obtained to specifically move this program forward.

CTX-343
In addition to PIPE-791, our brain penetrant drug candidate, we have developed CTX-343, a peripherally-restricted LPA1R antagonist, to potentially expand clinical indications involving LPA1R antagonism. We made a strategic decision to defer the initiation of clinical development for our CTX-343 program until funding is obtained to specifically move this program forward.

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

Properties	Profile

Radioligand binding Ki (nM)	5.56 (IC50: 19.5)

Koff (min-1)	0.00036

Functional LPA1 Ca2+ mobilization (nM)	48.1

Rodent Kp,uu @ 2 h	0.05

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
Clinical Development Plan of CTX-343 for Peripheral Fibrotic Disease
In 2026, we plan to complete the non-clinical activities required to support a potential regulatory filing for a Phase 1 trial of CTX-343 in healthy volunteers. However, we have made the strategic decision to defer clinical development of CTX-343 until additional funding is obtained to specifically move this program forward.

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

Summary of PIPE-307 Completed Phase 1 Healthy Volunteer Trials to Support Development

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

Phase 1 Healthy Volunteer PET Trial

We conducted an open-label Phase 1 trial to assess brain RO by PET imaging in healthy volunteers after a single oral dose of PIPE-307. The primary objective was to determine the brain M1AChR occupancy using [11C] PIPE-307 PET imaging following a single oral dose of PIPE-307. The secondary objective was to determine the relationship between the plasma concentration of PIPE-307 and the time-course of M1AChR occupancy using [11C] PIPE-307 PET imaging, following a single oral dose of PIPE-307. The trial met the primary and secondary objectives. The trial included three dose cohorts (two subjects in each cohort) at 10, 20 and 40 mg. No safety concerns were observed with the single doses administered in this trial. The PET kinetics demonstrated robust quantification and established the estimated human EC50 of 28.8 ng/mL (95% confidence interval (CI): 21.3-36.2 ng/ml) consistent with a daily PIPE-307 dose range of 10 to 20 mg.

The following figure shows plasma concentrations and brain M1R occupancy following single doses of 10, 20 and 40 mg of PIPE-307.

On-Going Clinical Development of PIPE-307 for Depression

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

Completed Clinical Development

Phase 2 Clinical Trial of PIPE-307 for RRMS

In November 2025, we reported top-line data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS.

Our Discovery Pipeline
We plan to further leverage our drug discovery capabilities to build out a franchise with deliberate focus on developing therapeutics that are synergistic with our existing portfolio. To that end, we have developed a selective calpain inhibitor which was recently moved into preclinical studies. Calpain is a calcium activated cysteine protease. Inappropriate regulation of the calpain-calpastatin proteolytic system is implicated in a range of significant human pathological processes, including axonal degeneration, neuropathies, inflammation, and fibrosis. Consequently, blocking calpain with a selective inhibitor could benefit those affected by these disease states.

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
PIPE-791 for IPF
While there is no pharmacological cure for IPF, there are three FDA-approved therapies to treat the disease: pirfenidone (Esbriet, marketed by Genentech/Roche),nintedanib (Ofev, marketed by Boehringer Ingelheim) and nerandomilast (JASCAYD, marketed by Boehringer Ingelheim). We are also aware of LPA1R targeted drug candidates in development for IPF by Bristol-Myers Squibb, AbbVie Inc., and Structure Therapeutics Inc. In addition, there are a number of companies developing drug candidates for IPF utilizing approaches with different mechanisms of action, including but not limited to Roche Holding AG, Boehringer Ingelheim, United Therapeutics Corporation, Vicore Pharma AB, and Endeavor Biomedicines.

Pirfenidone is an orally available, synthetic compound that exerts anti-fibrotic, anti-inflammatory and antioxidant properties through down-regulation of key pro-fibrotic growth factors including TGF-b, inhibition of inflammatory cytokines (e.g., tumor necrosis factor-a) production and release, and reduction of lipid peroxidation and oxidative stress. Four registrational trials have evaluated the efficacy of pirfenidone in patients with IPF, with three showing that pirfenidone slows down disease progression as measured by rate of deterioration in forced vital capacity (“FVC”). Pirfenidone is prescribed in a dose-escalating pattern three times daily (“TID”) over a 14-day period to a target dose of 801 mg TID (total daily dose of 2,403 mg administered by nine 267 mg capsules). Common side effects of pirfenidone include gastrointestinal intolerance characterized by nausea, vomiting, dyspepsia, and diarrhea. Dose modification or discontinuation may be necessary in the case of severe side effects, with 19% of patients requiring dose reductions or interruptions due to gastrointestinal events in clinical trials. Pirfenidone also carries the risk of skin reactions involving photosensitivity and rashes, with patients instructed to take sun exposure precautions.

Nintedanib is an inhibitor of receptor tyrosine kinases. Specifically, nintedanib inhibits vascular endothelial growth factor receptor 1–3, fibroblast growth factor receptor 1–3, and platelet-derived growth factor receptor a and b and colony stimulating factor 1 receptor. By inhibiting these tyrosine kinase receptors, nintedanib interferes with a number of processes that have been implicated in the pathogenesis of IPF. Treatment with nintedanib in multiple clinical trials demonstrated a reduction in the one-year rate of decline in FVC by approximately 50%. The recommended dosage of nintedanib is 150 mg twice daily (“BID”) approximately 12 hours apart. The most frequent side effects associated with nintedanib are diarrhea (reported by approximately 60% of patients within the first 3 months of treatment, with over 10% of patients requiring permanent dose reduction), nausea, and vomiting. In addition to these gastrointestinal side effects, data from clinical trials with nintedanib noted a risk of arterial thromboembolic events, bleeding disorders, and gastrointestinal perforation.

Nerandomilast is a preferential inhibitor of phosphodiesterase 4B (PDE4B). By inhibiting the PDE4B isoenzyme, nerandomilast interferes with the fibrotic and inflammatory processes prevalent in the disease state. The recommended dosage of nerandomilast is 18 mg BID approximately 12 hours apart. The dose may be reduced for intolerability to 9 mg twice daily, except in patients also taking pirfenidone. Nerandomilast slowed the decline in FVC over 52 weeks by 24% and 38% in the 9 mg BID and 18 mg BID cohorts respectively, regardless of background therapy (nintedanib, pirfenidone or none). Analysis of patient subgroups taking 18 mg nerandomilast in combination with nintedanib or pirfenidone showed a decline in FVC of 38% with nintedanib and 32% with pirfenidone. Efficacy in combination with pirfenidone at the 9 mg BID dosage was not seen. Diarrhea was the most common side effect reported in the overall patient population taking nerandomilast with 42% and 31% in the 18 mg BID and 9 mg BID doses versus 17% in the placebo group. In those patients taking nerandomilast in combination with nintedanib, diarrhea occurred in 62% and 50% of patients on the 18 mg BID and 9 mg BID doses versus 28% in the placebo group. Patients taking the treatment in combination with pirfenidone, diarrhea occurred in 26%, 17% and 8% of patients taking 18 mg BID, 9 mg BID and placebo, respectively. Treatment discontinuations due to diarrhea with or without background therapy were 6% in patients treated with 18 mg BID and 2% in patients on 9 mg BID.

PIPE-791 for Progressive MS
While there are a number of MS medications approved by the FDA for the “active” form of SPMS, no FDA-approved drugs carry a specific indication for PrMS. Mitoxantrone (Novantrone®, marketed by Serono) is approved for SPMS and ocrelizumab (Ocrevus®, marketed by Genentech/Roche) is approved for PPMS.
PIPE-791 for Chronic Pain
Standard-of-care medications for pain include NSAIDS such as ibuprofen, naproxen, COX-2 inhibitors, topical agents, anticonvulsants, antidepressants, muscle relaxants and opioids. Many of these approved therapies are offered as over the counter or prescription generics. Our competition may also include other programs in clinical development for the treatment of chronic pain being developed by Eli Lilly and Company, Grünenthal, and Pacira Biosciences.

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
PIPE-791
The patent portfolio for our PIPE-791 program is based upon our owned patent families that include patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat neurodegenerative disorders, inflammatory diseases, demyelinating diseases, fibrotic diseases, and cancer; and specifically directed to compositions of matter for PIPE-791, pharmaceutical compositions of PIPE-791 and methods of using the same to treat MS, IPF, scleroderma, nonalcoholic steatohepatitis, and glioblastoma. As of December 31, 2025, we own two patent families covering PIPE-791. The first patent family includes pending patent applications in U.S., Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, India, Israel, Indonesia, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore and South Africa directed to compositions of matter for PIPE-791, pharmaceutical compositions of PIPE-791 and methods of using the same to treat neurodegenerative disorders, inflammatory diseases, demyelinating diseases, fibrotic diseases, and cancer. The second patent family includes pending patent applications in U.S., Australia, Brazil, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea and Mexico and covers a PIPE-791 polymorph composition of matter and methods of using the same to treat neurodegenerative disorders, inflammatory diseases, demyelinating diseases, fibrotic diseases, and cancer. Any U.S. or ex-U.S. patents that may issue from pending applications in the first patent family are projected to have a statutory expiration date of August 4, 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable. Any U.S. or ex-U.S. patents that may issue from pending applications in the second patent family are projected to have a statutory expiration date of January 26, 2044, excluding any additional term for patent term adjustments or patent term extensions, if applicable.
PIPE-307
The patent portfolio for our PIPE-307 program is based upon our owned and co-owned patent families that include granted patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat neurodegenerative disorders; and specifically directed to compositions of matter for PIPE-307, pharmaceutical compositions of PIPE-307 and methods of using the same to treat MS and depression. As of December 31, 2025, we own or co-own three patent families covering PIPE-307. The first patent family includes issued patents and pending patent applications pending in U.S., Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, India, Israel, Indonesia, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore and South Africa directed to compositions of matter for PIPE-307, pharmaceutical compositions of PIPE-307 and methods of using the same to treat MS. The second patent family includes issued patents and pending patent applications in U.S., United Arab Emirates, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Algeria, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Jordan, Japan, South Korea, Kuwait, Mexico, Malaysia, New Zealand, Oman, Panama, Peru, Philippines, Qatar, Saudi Arabia, Singapore, Thailand, Ukraine, Vietnam and South Africa and covers a PIPE-307 polymorph composition of matter and methods of using the same to treat MS. The third patent family includes a pending patent application directed to the methods of treating depression using PIPE-307. Any U.S. or ex-U.S. patents that may issue from pending applications in the first patent family are projected to have a statutory expiration date of October 6, 2040, excluding any additional term for patent term adjustments or patent term extensions, if applicable. Any U.S. or ex-U.S. patents that may issue from pending applications in the second patent family are projected to have a statutory expiration date of April 13, 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable. Any U.S. or ex-U.S. patents that may issue from pending applications in the third patent family are projected to have a statutory expiration date of November 4, 2044, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

CTX-343
As of December 31, 2025, we own a pending patent application directed to compositions of matter for CTX-343, pharmaceutical compositions of CTX-343 and methods of using the same to treat fibrotic diseases and cancer. Any U.S. or ex-U.S. patents that may issue from the pending application is projected to have a statutory expiration date of March 11, 2045, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

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
Consistent with our rights under the J&J License Agreement, we sponsored and conducted, at our own expense, a Phase 2 clinical trial of PIPE-307 in patients with RRMS. J&J has the right, in its sole discretion, to further develop or to elect not to develop PIPE-307 for this indication.
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
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to accept new marketing applications or approve pending New Drug Applications (“NDA”), withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s GLP regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent institutional review boards (“IRB”) or independent ethics committee (“IEC”) at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA, after completion of all pivotal trials;
•payment of user fees associated with an NDA;
•satisfactory completion of the product application by an FDA advisory committee review, where appropriate and if applicable;
•a determination by the FDA within 60 days of the receipt of an NDA to file the NDA for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs;
•potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or to conduct one or more post-approval studies.
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
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses and, if possible, to gain early evidence of its effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the indicated disease.
•Phase 2: The drug is administered to a limited patient population to preliminarily evaluate the efficacy of the product for specific targeted diseases, and to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, to provide an adequate basis for product approval, and to further test for safety. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA, although FDA will sometimes accept one Phase 3 clinical trial if there is other supporting evidence of efficacy and safety.

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
The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, physician training, and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.
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
FDA recently announced the Commissioner’s National Priority Voucher (CNPV) pilot program, which is a new program designed to accelerate the review of products with the potential to address one or more of the following key national priorities: addressing a U.S. public health crisis, delivering more innovative cures for the American people, addressing a large unmet medical need, promoting domestic drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliency, and increasing the accessibility and affordability of drugs and biologics. Voucher recipients receive enhanced communications with review staff throughout the development process, and review decisions are targeted for completion within 1-2 months following submission of an application. Critics of the CNPV program have raised concerns that the program may run afoul of legal, ethical and scientific standards long used to vet the safety and effectiveness of new medicines, causing some companies to decide not to seek participation in the program.
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
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for certain products.
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
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warning or other safety information about the product;
•fines, warning letters, untitled letters, or holds on clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or
•mandated modification of promotional materials and labeling and issuance of corrective information.
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
On January 20, 2025, the U.S. President signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of product candidate applications. Further, applications for product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.
Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government, with drug pricing a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S.; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the

Congressional Budget Office has estimated that Medicaid provisions in the One Big Beautiful Bill Act, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, is expected to increase the number of uninsured. There is uncertainty regarding the nature or impact of any drug or broader healthcare reform proposed or implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to litigation or other challenges. It is unclear how any such healthcare reform measures will impact our business. Healthcare reforms and actions taken by the healthcare industry in response could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor legislative reforms and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business. Additionally, the current presidential administration may propose policy changes that create additional uncertainty for our business. These may include new price restrictions on products we sell to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. At the state level, governments have and continue to consider and pass legislation and implement regulations designed to control pharmaceutical and biological product pricing. Some of these measures include restricting price, reimbursement, discounts, product access, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. Furthermore, a growing number of state attorneys general are filing legal challenges (including use of state antitrust laws) related to drug pricing and reimbursement against various supply chain entities such as pharmacy benefit managers, and such litigation could involve drug manufacturers to a greater degree in the future.
We expect that additional state and federal healthcare reform measures will be adopted in the future. The effect of reducing prices and reimbursement for products we may develop and obtain approval for would significantly impact our business and results of operations.

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
Data Privacy and Security Laws
We receive, transmit and store personal data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. For example, in California, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data, with certain exceptions including for clinical trial data and data subject to HIPAA. Such rights include the right to opt out of certain sales of personal information. The CCPA also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches involving certain types of personal information. The CPRA, approved by a November 2020 ballot initiative, introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties, and injunctive relief, or statutory or actual damages. Similarly, there are legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations. For example, other states, including Virginia, Colorado, Utah, New York, and Connecticut have enacted privacy laws similar to the CCPA. Moreover, other states such as Washington and Nevada have passed health privacy specific legislation. While we do not believe we are currently subject to the CCPA, we or our business partners may be subject to similar privacy legislations, and we continue to assess the impact of privacy legislation and regulatory developments on our business as additional information and guidance becomes available. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business.

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
Employees and Human Capital Resources
Human Capital
As of December 31, 2025, we had 51 employees, all of which were full-time employees. Of our full-time employees, 39 are engaged in research and development activities and the remaining employees are engaged in general and administrative activities. Twenty-four percent of our employees have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Facilities
Our corporate headquarters is located at 3565 General Atomics Court, San Diego, California, where we lease approximately 30,004 square feet of office and laboratory space. The lease commenced in October 2024 and expires October 2029. We believe that our facilities are sufficient to meet our current operations and that any additional space we may require will be available on commercially reasonable terms.
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
We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. To date, we have invested a significant portion of our efforts and financial resources on the development of PIPE-791 and PIPE-307. We wholly-own, and are pursuing the clinical development of, PIPE-791 for the treatment of IPF and chronic pain associated with two separate indications, COAP and CLBP. In February 2023, we entered into the J&J License Agreement, pursuant to which we granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications in exchange for an upfront payment and the right to receive future milestone payments and royalties. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In December 2024, J&J began recruiting an estimated 124 adult participants for a Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD. In November 2025, we reported topline data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD or any other indication. Our future success is, therefore, dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize PIPE-791 and on J&J’s efforts to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize PIPE-307. We cannot be certain that we or J&J, respectively, will be able to successfully complete any of these activities or that, even if PIPE-791 and/or PIPE-307 receive regulatory approval, such products will be able to successfully compete against therapies and technologies offered by other companies.
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
PIPE-791 and PIPE-307 are currently in the early stages of clinical development. We have completed a Phase 1 trial to evaluate the safety, tolerability, and PK of single and multiple doses of PIPE-791 in healthy volunteers as well as a Phase 1b open-label trial that measured the relationship of PK to brain RO by PET imaging, and we recently initiated a Phase 2 trial of PIPE-791 in IPF. In the fourth quarter of 2025, we completed enrollment in an exploratory PIPE-791 Phase 1b, randomized, double-blind, placebo-controlled, crossover, chronic pain trial for the treatment of chronic pain associated with two separate indications, COAP and CLBP. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In December 2024, J&J began recruiting an estimated 124 adult participants for a Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD. In November 2025, we reported topline data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. The results from our preclinical studies and the early clinical trials for these drug candidates may not be predictive of the results of the current clinical trials being conducted and any later-stage clinical trials conducted for these drug candidates. In addition, results of third-party studies, as well as our evaluations of third-party compounds, may not be predictive of results for our drug candidates. Drug candidates in clinical trials, including PIPE-791 and PIPE-307, may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advancing through the clinical trial process due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Even if the current and anticipated clinical trials for PIPE-791 and PIPE-307 are completed as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to pursue later clinical trials and eventually obtain regulatory approval, and, as a result, we may never generate commercial revenues from these drug candidates. Moreover, if we or J&J are not able to differentiate PIPE-791 and PIPE-307, respectively, against other approved products for the indications being targeted for PIPE-791 and PIPE-307, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from these drug candidates would be severely impaired.
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
We may experience delays in initiating and successfully completing the clinical trials that we intend to conduct, including our current and planned clinical trials for PIPE-791. Any delays in initiating and successfully completing our clinical trials could increase our costs, slow the development and approval process and harm the commercial prospects of our drug candidates. Similarly, J&J may experience delays in initiating and completing the clinical development of PIPE-307, which would delay our receipt of potential milestone payments or royalties under the J&J License Agreement. Any of these occurrences could materially harm our business, financial condition and results of operations.
We may experience delays in initiating and completing any clinical trials that we intend to conduct, including our current and planned clinical trials for PIPE-791, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll sufficient numbers of patients on time, or be completed on schedule, or at all. J&J will face similar concerns for its current and any future clinical trials it conducts for PIPE-307. A clinical trial can be delayed for a variety of reasons, including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of the clinical trial;
•obtaining regulatory approval to commence the clinical trial;
•reaching an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining IRB approval at each site within the United States or IEC or other approval at sites outside the United States;
•recruiting suitable patients to participate in the clinical trial in a timely manner and in sufficient numbers;
•having patients complete the clinical trial or return for post-treatment follow-up;
•imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of clinical trial sites or investigators to adhere to regulatory requirements or follow trial protocols;
•clinical sites or investigators deviating from the clinical trial protocol or dropping out of the clinical trial, potentially necessitating the addition of new sites or investigators;
•third-party contractors failing to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all, or deviating from the clinical trial protocol;
•addressing patient safety concerns that arise during the clinical trial, including a decision by the initiating party, regulatory authorities, or IRBs, IECs or other relevant entities to suspend or terminate the clinical trial;
•adding a sufficient number of clinical trial sites;
•increased or unforeseeable costs in conducting a clinical trial;
•timely manufacturing sufficient quantities of a drug candidate, and accessing sufficient quantities of other materials (e.g. placebo, equipment) for use in the clinical trial; and

•potential disruptions caused by public health emergencies (“PHEs”) such as COVID-19, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors.
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
If the commencement or completion of any clinical trials for PIPE-791 or any of our future drug candidates is delayed, or if a clinical trial is terminated prior to completion, the commercial prospects of the applicable drug candidate could be harmed, and our ability to generate revenues or royalties from such drug candidate may be delayed. In addition, any delays in our clinical trials could increase our costs, slow the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences could materially harm our business, financial condition and results of operations. In addition, many of the factors that may cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of the applicable drug candidate.
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
The FDA or any foreign regulatory authority can delay, limit, or deny approval of PIPE-791, PIPE-307 or any other drug candidates that we develop for any indication, or require us or J&J, as applicable, to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of a clinical trial;
•the initiating party may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•serious and unexpected drug-related side effects experienced by participants in a clinical trial or by individuals using drugs similar to the drug candidate being studied in the clinical trial, or other products containing an active ingredient in such drug candidate;
•negative or ambiguous results from a clinical trial or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the inability to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and the initiating party may be required to conduct additional clinical trials;
•the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, the labeling, and/or the specifications of a drug candidate;
•the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers that produced the drug candidate for use in the clinical trials; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering the clinical data insufficient for approval.
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
We intend to explore the development of PIPE-791 in indications in addition to IPF and chronic pain associated, initially, with COAP and CLBP. We also intend to continue to explore additional drug candidates based on our clinical translational approach and drug development efforts. In each case, we may fail to successfully identify additional indications for PIPE-791or identify and develop viable new drug candidates for clinical development. If we fail to identify additional indications for PIPE-791 or additional potential drug candidates, our business and growth plans could be materially harmed. Further, under the terms of our License Agreement with J&J, J&J has sole discretion to determine whether to pursue further development of PIPE-307 for RRMS, MDD or any other indication.

Research programs to develop additional indications for our existing drug candidates and to develop additional drug candidates based on our clinical translational approach requires substantial technical, financial, and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications or drug candidates, yet fail to yield results for clinical development for several reasons, including:

•the research and development approach we use may not be successful in identifying potential indications or drug candidates;
•potential drug candidates may, after further study, be shown to have harmful or unexpected adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our drug candidates or to develop suitable potential drug candidates through internal research programs, thereby limiting our ability to develop, diversify, and expand our product portfolio.
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
We have previously conducted clinical trials outside of the United States, including our Phase 1 clinical trial of PIPE-307, which was conducted under authorization of the Australian Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council (“NHMRC”) and both a Phase 1b PET study of PIPE-307 as well as a Phase 1b PET clinical trial for PIPE-791 in IPF and PrMS, which were conducted under the authorization of the Research Ethics Committee (“REC”) and the MHRA in the United Kingdom. Additionally, our recently initiated Phase 2 trial of PIPE-791 in IPF will be conducted globally. We also plan to conduct additional clinical trials outside the United States in the future. Although the FDA and other foreign regulatory authorities may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by these regulators. For example, non-clinical toxicology studies for our Phase 1b PET study of PIPE-307 were performed in China that were not GLP compliant and – as China is not a signatory on the Organization for Economic Co-operation and Development (“OECD”), Mutual Acceptance of Data system, a multilateral agreement that allows participating countries to share the results of various non-clinical tests performed using OECD methods and principles – the non-clinical data were not considered acceptable to support the trial. While the Phase 1b was approved on the basis of clinical safety data, the MHRA stated that prior to Marketing Authorization Approval of PIPE-307 in the United Kingdom, an inspection or further evaluation could be triggered. Further, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the drug candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Further, the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which would likely require an additional clinical trial in order to obtain FDA approval. If the FDA does not accept data from any clinical trials we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay our drug development plans, which could materially harm our business, financial condition, results of operations and prospects.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•patient monitoring and compliance;
•compliance with foreign manufacturing, customs, shipment and storage requirements (including licensing requirements);
•cultural differences in medical practice and clinical research;
•diminished protection of intellectual property in some countries; and
•tax and local corporate structure considerations.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. J&J may encounter similar difficulties in enrolling and retaining patients in any clinical trials it initiates for PIPE-307. Patient enrollment and retention in clinical trials depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the clinical trial’s primary endpoints;
•the nature of the clinical trial protocol;
•the existing body of safety and efficacy data with respect to the drug candidate;
•the proximity of patients to clinical sites;
•the ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
•clinicians’ and patients’ perceptions as to the potential risks and advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or medical devices that may be approved for the indications being studied;
•the availability of approved products that treat the same indications as the drug candidate being studied;
•the proximity and availability of clinical trial sites for prospective patients;
•the ability to monitor patients adequately during and after treatment;
•competing clinical trials being conducted by other companies or institutions;
•the ability to obtain and maintain patient consents;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability, such as uncertain geopolitical conditions or pandemics, such as the recent COVID-19 pandemic or changes in government budgets, priorities or policies which result in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institutes of Health, or targeted cancellations by the U.S. federal government of certain grants or contracts.
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
Serious adverse events or undesirable side effects caused by PIPE-791 or PIPE-307 could cause us or J&J, as applicable, or regulatory authorities to interrupt, delay, or halt the clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities for these drug candidates. Results of any clinical trial for PIPE-791 or PIPE-307 could reveal a high and unacceptable severity and prevalence of side effects. If unacceptable side effects arise in the development of any drug candidate, we or J&J, as applicable, the FDA, or the IRBs or IECs at the institutions in which a clinical trial is being conducted, or the DSMB, if constituted for a clinical trial, could recommend a suspension or termination of the clinical trial, or the FDA or comparable foreign regulatory authorities could prohibit the further development of or deny approval of a drug candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We or J&J, as applicable, may need to train medical personnel regarding the proper administration protocols for PIPE-791 and PIPE-307 and to understand the potential side effect profiles for these drug candidates. Inadequate training in recognizing or managing the potential side effects of PIPE-791 or PIPE-307 could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.
Additionally, if PIPE-791, PIPE-307 or any other drug candidate we develop receives marketing approval, and the use of the approved product causes undesirable side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may suspend, withdraw, or limit approvals of such product, or seek an injunction against its manufacture or distribution, or take other market action in relation to such product;
•regulatory authorities may require a product recall, or we or J&J, as applicable, may decide to initiate a voluntary recall of the product;
•regulatory authorities may require additional warnings on the product’s label, such as a “black box” warning or contraindications;
•additional restrictions may be imposed on the marketing of the product or the manufacturing processes for the product or any component thereof;
•we or J&J, as applicable, may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•we or J&J, as applicable, may be required to conduct post-market studies or agree to post marketing commitments;
•we or J&J, as applicable, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
Any of these events could prevent us or J&J, as applicable, from achieving or maintaining market acceptance of PIPE-791 or PIPE-307, if approved, and could significantly harm our business, financial condition, results of operations and prospects.
Changes in funding for the FDA, the SEC, other government agencies or comparable foreign regulatory authorities and other disruptions caused by leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our drug candidates or other aspects of our business, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent these agencies or authorities from performing normal business functions on which the operations of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes and the ability to hire and retain key leadership and other personnel, the sufficiency of user fees, the availability of personnel and other resources, and statutory, regulatory, and policy changes that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our drug candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our drug candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

The market opportunities for the drug candidates we develop, if approved, may be smaller than we anticipate and, as a result, our commercial opportunities may be limited.
We are initially developing PIPE-791 for the treatment of IPF and chronic pain associated, initially, with COAP and CLBP. We are also developing PIPE-307, in collaboration with J&J. Our projections of the number of eligible patients for each of these indications are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient populations for these programs or our future drug candidates may be limited. For example, even if we obtain FDA approval for PIPE-791 for the treatment of IPF or chronic pain, the target population approved by the FDA may be more limited than what we currently anticipate. Even if we obtain significant market share for any drug candidate, if approved, if the potential target populations are smaller, we may never achieve profitability without obtaining marketing approval for additional indications.
We have never obtained marketing approval for any drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any drug candidate.
We have never obtained marketing approval for any drug candidate. It is possible that the FDA or other foreign regulatory authority may refuse to accept for substantive review any NDAs or similar submission that we submit for PIPE-791 or that J&J may submit for PIPE-307. The FDA or other foreign regulatory authority may also conclude after review of the data that we or J&J submit that our applications are insufficient to obtain marketing approval for PIPE-791 or PIPE-307, respectively. If the FDA, or other foreign regulatory authority does not accept or approve any NDAs submitted for PIPE-791 or PIPE-307, it may require that we or J&J conduct additional clinical, preclinical, manufacturing validation or other studies and submit that data before it will reconsider the application. Depending on the extent of these or any other required studies, approval of any NDA or similar submission for PIPE-791 or PIPE-307 may be delayed or, in the case of PIPE-791, require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or other foreign regulatory authority to approve any NDAs or similar submission submitted for PIPE-791 or PIPE-307. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing PIPE-791 and J&J from commercializing PIPE-307, and prevent us from generating revenues from these drug candidates to support our continued operations and plans. If any of these outcomes occur, our business, financial condition and results of operations would be significantly harmed.

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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on manufacturing such products;
•restrictions on the labeling or marketing of products;
•restrictions on product distribution or use;

•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recalls or market withdrawals of products;
•fines, restitution, or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure; and
•injunctions, consent decrees, or the imposition of civil or criminal penalties.
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
Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States alone. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation, however, neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the targeted indication, then the drug is entitled to a seven-year period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. A recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Specifically, the Eleventh Circuit held that orphan drug exclusivity precludes the FDA from approving another marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years. Although the FDA has announced that it will not apply the Catalyst decision beyond the facts at issue in that case, Catalyst could serve as a precedent for future challenges to the FDA’s orphan drug-related decisions, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. More recently, the U.S. Court of Appeals for the D.C. Circuit fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity, Jazz Pharmaceuticals, Inc. v. Kennedy. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation has not yet been passed.

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
The use of any drug candidate in our clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical trials;
•significant costs to defend the litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize a drug candidate;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•decreased market demand for any product; and
•loss of revenue.
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
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential drug candidate will fail to advance through clinical development and eventually gain regulatory approval and become commercially viable. We expect to incur significant additional operating losses for the next several years as we continue to develop PIPE-791 in multiple indications and endeavor to advance the development of other drug candidate we identify through our preclinical development efforts, complete preclinical studies and clinical trials, seek regulatory approval and prepare to commercialize any approved product. The costs of advancing drug candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any drug candidate to marketing approval in even a single jurisdiction are substantial.
We expect our operating expenses to increase substantially for the foreseeable future as we:
•complete our current and planned future clinical trials for PIPE-791 for our initial indications in IPF and chronic pain as well as other potential indications;
•expand our product development programs, and develop other drug candidates such as CTX-343;
•seek regulatory approvals for PIPE-791, and any other drug candidates we develop;
•secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any drug candidate for which we obtain regulatory approval;
•establish a sales, marketing and distribution infrastructure to commercialize any drug candidates for which we may obtain marketing approval;
•maintain, expand, and protect our intellectual property portfolio;
•hire additional clinical, scientific, commercial, operational, financial and management personnel, including personnel to support operations as a public company; and
•acquire or in-license other drug candidates or technologies.
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
We expect to spend substantial funds to complete the development of, seek regulatory approvals for and, if approved, commercialize PIPE-791 in IPF, chronic pain and any other potential indications we elect to pursue. We could potentially incur significant costs related to PIPE-307 to the extent we have the opportunity and decide to opt-in to fund a portion of all Phase 3 development costs for PIPE-307. We also expect to spend substantial funds to identify and develop new drug candidates based on our clinical translational approach and development efforts.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of our clinical trials through all phases of development for PIPE-791 in IPF and chronic pain and any other potential indications we elect to pursue and for any other drug candidates we select for development;
•potential additional costs related to PIPE-307 to the extent we have the opportunity and decide to opt-in to fund a portion of all Phase 3 development costs for PIPE-307 in any indication;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA or other comparable foreign regulatory authorities;
•the willingness of the FDA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned clinical trials and preclinical studies, as the basis for review and approval of PIPE-791 in IPF and/or chronic pain or in any other potential indications we elect to pursue and for any other drug candidates we select for development;
•the costs related to maintaining our collaboration with J&J for the development of PIPE-307;
•the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale manufacturing activities;

•the costs of operating as a public company;
•the cost of making royalty, milestone or other payments under current and any future in-license agreements;
•the extent to which we in-license or acquire other drug candidates, products, technologies or businesses;
•the cost of establishing sales, marketing and distribution capabilities for PIPE-791 and any our drug candidates we develop, if approved; and
•the initiation, progress, and timing of our commercialization of any drug candidate for which we obtain regulatory approval.
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
In February 2023, we entered into the J&J License Agreement with J&J, pursuant to which we received a non-refundable, non-creditable $50.0 million payment in exchange for granting J&J exclusive worldwide rights to develop, manufacture, and commercialize products containing PIPE-307. Under the J&J License Agreement, we are also eligible to receive future milestone payments and tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. J&J is generally responsible for all development, manufacturing, and commercialization activities for PIPE-307. We conducted, at our own expense, a Phase 2 clinical trial of PIPE-307 for the potential treatment of RRMS. With our completion of this trial, J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD or any other indication. Upon J&J deciding to conduct a first Phase 3 clinical trial for a product using PIPE-307, we have an opt-in right to fund a portion of all Phase 3 development costs and other subsequent development costs for PIPE-307 in exchange for increased royalties.
The success of our collaboration with J&J is dependent on J&J successfully completing clinical trials, obtaining regulatory approval and ultimately successfully manufacturing and commercializing PIPE-307. J&J’s activities related to PIPE-307, and the benefits of the collaboration to us, are subject to all the risks relating to product development, regulatory approval and commercialization described in “Risks related to development, clinical testing, and regulatory approval” set forth above. In addition, our collaboration with J&J poses additional risks to us, including the following:

•J&J has significant discretion in determining the efforts and resources that it will apply to the collaboration;
•J&J may not perform its obligations as expected;
•the clinical trials conducted as part of the collaboration may not be successful;
•J&J may not pursue development and/or commercialization of PIPE-307 even if it achieves regulatory approval or may elect not to continue or renew development or commercialization of PIPE-307 based on clinical trial results, changes in J&J’s strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•J&J may delay clinical trials for PIPE-307, provide insufficient funding for its clinical trials, stop a clinical trial or abandon PIPE-307, repeat or conduct new clinical trials or require a new formulation of PIPE-307 for clinical testing;
•we have limited access to, or are restricted from disclosing, certain information regarding J&J’s development and commercialization of PIPE-307 as well as our own completed Phase 2 clinical trial of PIPE-307 for the potential treatment of RRMS and, consequently, we will have limited ability to inform our stockholders about the status or results of the clinical development of PIPE-307, including our completed Phase 2 clinical trial of PIPE-307 and any trial that J&J conducts with PIPE-307;
•J&J could independently develop, or develop with third parties, products that compete directly or indirectly with PIPE-307 if it believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than PIPE-307;
•J&J may view any drug candidates we develop by ourselves, or in collaboration with another third party, as competitive with its other drug candidates or products, which may cause J&J to cease to devote resources to the development and commercialization of PIPE-307;
•even if it obtains marketing approval for PIPE-307, J&J may not commit sufficient resources to the marketing, distribution and commercialization of PIPE-307;
•disagreements with J&J, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any programs or drug candidates, may cause delays or termination of the research, development, manufacture or commercialization of PIPE-307, may lead to additional responsibilities for us with respect to the development of PIPE-307 or may result in litigation or arbitration, any of which would be time-consuming and expensive;
•J&J may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•disputes may arise with J&J with respect to the ownership of intellectual property developed pursuant to the collaboration;
•J&J may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•J&J may terminate the collaboration for convenience and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of PIPE-307.
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
•the design or results of clinical trials for the drug candidate;
•the likelihood of approval of the drug candidate by the FDA or comparable foreign regulatory authorities;
•the potential market for the drug candidate;
•the costs and complexities of manufacturing and delivering such drug candidate to patients;
•the potential of competing products;
•the existence of uncertainty with respect to our ownership of, or the intellectual protection for, the drug candidate, which can exist if there is a challenge to such ownership or intellectual property rights without regard to the merits of the challenge; and
•industry and market conditions generally.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our drug candidates. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our drug candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
•it is possible that our owned and in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our drug candidates;

•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable drug candidates or will provide us with any competitive advantages;
•we cannot ensure that our commercial activities or drug candidates will not infringe upon the patents of others;
•we cannot ensure that we will be able to successfully commercialize our drug candidates on a substantial scale, if approved, before the relevant patents that we own, or license expire;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to our Dependence on Third Parties
We currently rely on third-party CMOs for the production of clinical supplies of PIPE-791 and we intend to rely on CMOs for our future drug candidates, as well as to supply the raw materials necessary to produce our drug candidates. We may elect to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Our dependence on CMOs may impair our development of drug candidates and may impair their commercialization, which would adversely impact our business and financial position.
We do not own facilities to manufacture PIPE-791, PIPE-307 or any of our drug candidates in development. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials of PIPE-791 and any other drug candidates we develop. We relied on CMOs to supply the clinical trial materials for our recently completed Phase 2 clinical trial of PIPE-307 and, going forward, J&J may continue to rely on CMOs for the future development, manufacture and potential commercialization of PIPE-307. We intend to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our drug candidates ourselves. If any CMO we engage is unable to provide sufficient supply of any drug candidate we develop, we may be unable to arrange for an alternative supply or to do so on commercially reasonable terms or in a timely manner, which could delay any clinical trials, the commercial launch of a drug candidate, if approved, or, regarding any commercial supply, result in a shortage in supply that could negatively impact our revenues. Transitioning to a new CMO for a drug candidate is time consuming and costly. We have identified, but have not contracted with, other CMOs as back-up for the manufacture and supply of PIPE-791. As a result, if the CMO currently involved in the manufacture and supply of PIPE-791, WuXi AppTec, experiences a delay or disruption, we may not have sufficient quantities of PIPE-791 for our clinical trials and may not be able to transition to a new CMO in a timely or cost- effective manner, or at all, which would negatively impact our ability to develop, complete our planned clinical trials for PIPE-791.
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
If the FDA or comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of the drug candidates we develop or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities, which would delay our development program and planned clinical trials and significantly impact our ability to develop, obtain regulatory approval for, or commercialize such drug candidates, if approved. In addition, any failure to achieve and maintain compliance with laws, regulations, and standards related to manufacturing could subject us to risks, including the risk that we may have to suspend the manufacture of a drug candidate, that obtained approvals could be revoked, and that the FDA or another governmental regulatory authority may take enforcement actions, including untitled letters, warning letters, seizures, injunctions, or product recalls. In addition, foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the BIOSECURE Act was recently enacted, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It would also prohibit loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act restricts the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies. The BIOSECURE Act does not specifically name WuXi Biologics and WuXi AppTec, our current CMO for the manufacture and supply of PIPE-791 as “biotechnology companies of concern.”. However, the Act provides a mechanism for Chinese companies to be designated as a “biotechnology company of concern” in the future, and it is possible that WuXi Biologics and/or WuXi AppTec could receive that designation in the future, which means we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products in the future if we continue to use WuXi Biologics, WuXi AppTec or other suppliers or partners identified as “biotechnology companies of concern.”. In addition to the BIOSECURE Act, any additional executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi AppTec. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed, or our commercial activities could be harmed.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of the drug candidate to complete the clinical trial, any significant delay in the supply of the drug candidate or the raw materials needed to produce the drug candidate, could adversely affect our business in a number of ways, including but not limited to:
•an inability to initiate or continue clinical trials of our drug candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our drug candidates;
•loss of the cooperation of an existing or future collaborator;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•economic loss and additional costs resulting from starting materials, intermediates, API or drug product that cannot be used in clinical trials or for other purposes;
•requirements to cease development or to recall batches of our drug candidates; and

•in the event of approval to market and commercialize our drug candidates, an inability to meet commercial demands for our product or any other future drug candidates.
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
We rely on third parties to conduct our ongoing clinical trials of PIPE-791 and expect to rely on third parties to conduct future clinical trials of PIPE-791 and any other drug candidates that we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize the drug candidates we develop and our business could be substantially harmed.
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
We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.We are required to post information related to the intervention (e.g., drug product), patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, which is then made public as part of the registration. Sponsors are also required to submit the results of their clinical trials no later than one year after the primary completion date of the trial. Disclosure of the results of these trials can be delayed in certain circumstances upon timely submission of a certification, but results must be submitted not later than 2 years after the certification’s submission. Extensions may be available for good cause. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Although we designed our first-in-human clinical trials of PIPE-791 and PIPE-307, and intend to design the future clinical trials for the drug candidates that we develop, we expect that CROs will conduct all of our clinical trials. J&J will be responsible for designing any future clinical trials of PIPE-307. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
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
We currently contract manufacturing operations to third parties, and the manufacturing of the API for PIPE-791 is completed by a third party located in China. Any disruption in production or inability of this manufacturer to produce adequate quantities to meet our needs could impair our ability to further development of PIPE-791. Furthermore, since this third-party manufacturer is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control and sanctions restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its Unverified List, which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. See the risk factor titled “We currently rely on third-party CMOs for the production of clinical supplies of PIPE-791 and PIPE-307 and we intend to rely on CMOs for our future drug candidates, as well as to supply the raw materials necessary to produce our drug candidates. We may elect to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Our dependence on CMOs may impair our development of drug candidates and may impair their commercialization, which would adversely impact our business and financial position.”
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact the future results of our operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels with the stated objective to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Provisions of the ACA with importance to the biotechnology and pharmaceutical industries include, among others:
•an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs or biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•the requirement of a distinct calculation for rebates owed by manufacturers under the Medicaid Drug Rebate Program for drugs and biologics that are inhaled, infused, instilled, implanted, or injected; and
•a Medicare Part D coverage gap discount program, under which manufacturers must agree to offer certain discounts on applicable branded drugs to eligible beneficiaries during their coverage gap period.
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
Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our drug candidates, as well as our customer support and physician consulting arrangements. Such laws include:
•the U.S. federal AKS, a criminal law which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or anything of value), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs (such as Medicare and Medicaid). A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers or their agents and prescribers, purchasers and formulary or benefit managers, among other parties;
•the U.S. federal false claims and civil monetary penalties laws, including the FCA, which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds; knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, any claims submitted as a result of a violation of the AKS constitute false claims and are subject to enforcement under the FCA. Pharmaceutical manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA can be enforced by the U.S. Department of Justice or through whistleblower or qui tam actions filed by private citizens on behalf of the federal government;
•certain criminal provisions enacted as part of the U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters, regardless of the payor (e.g., public or private). Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA and the respective implementing regulations, which impose, among other things, specified requirements relating to privacy, security and breaches of individually identifiable health information by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the creation, receipt, maintenance, or transmission of protected health information. HIPAA provides for criminal penalties, as well as civil monetary penalties, and is enforced by the Office of Civil Rights within the HHS as well as state attorneys general, which can file civil actions for damages or injunctions in federal courts and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•Under, section 5 of the FTC Act, the FTC expects a company’s data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records;
•the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the U.S. federal Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, along with others, to track and report annually to the government information related to certain payments and other transfers of value to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by certain physicians and their immediate family members in the manufacturer;
•the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial monetary penalties against an entity, such as a pharmaceutical manufacturer, that engage in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the AKS; or (4) failing to report and return a known overpayment;
•analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information that require the tracking of gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), as amended by the CPRA, establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. Such rights include rights to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches—involving certain types of personal information—that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Numerous other states, such as Virginia, Colorado, Utah, New York, and Connecticut, have enacted privacy laws similar to the CCPA, and some states, like Washington and Nevada, have enacted health privacy specific laws that grant heightened rights with respect to health information;
•similar healthcare laws and regulations in the EU, and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation, including as implemented in the UK, or GDPR, which imposes obligations and restrictions on the processing of personal data relating to individuals located in the EU and the European Economic Area (“EEA”) (including health data); and
•laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.
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
Compliance with the GDPR and local implementation laws and any other applicable privacy and data security laws and regulations has been and is expected to continue to be difficult, constantly evolving, costly and time consuming. Compliance requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and a substantial cost in the future. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, reputation, financial condition and results of operations.

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
We are highly dependent on Carmine Stengone, our President and Chief Executive Officer, Daniel Lorrain, Ph.D., our Chief Scientific Officer, Timothy Watkins, M.D., our Chief Medical Officer and Head of Development, Peter Slover, our Chief Financial Officer, John Healy, our General Counsel and Corporate Secretary, as well as the other principal members of our management, scientific, and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time. Further, we do not maintain “key man” life insurance on our executive officers.
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
Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters (including earthquakes or fires), terrorism, war, PHEs, and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident, or material security breach to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs or require substantial expenditures of resources to remedy. For example, the loss of preclinical or clinical trial data from ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. As a result of increased global tensions, we expect there will continue to be an increased risk of information security or cybersecurity incidents that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability or suffer reputational harm, and the development of our drug candidates could be delayed.

Our proprietary or confidential information may be lost, or we may suffer security breaches.
The U.S. federal and various state and foreign governments have enacted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our and our collaborators’ security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to employee error, technical vulnerabilities, malfeasance, or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify regulators and/or individuals of security breaches, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors, or other organizations with which we have formed strategic relationships. Although, to our knowledge, neither we nor any such third parties have experienced any material security breach, and even though we may have contractual protections with such third parties, any such breach could compromise our or their networks and the information stored therein could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under laws including those that protect the privacy of personal information, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation, delay the clinical development of our drug candidates and materially and adversely affect our business. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the company could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or third parties’ with whom we work use of generative AI technologies.
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
PIPE-791 for IPF
While there is no pharmacological cure for IPF, there are three FDA-approved therapies to treat the disease: pirfenidone (Esbriet, marketed by Genentech/Roche),nintedanib (Ofev, marketed by Boehringer Ingelheim) and nerandomilast (JASCAYD, marketed by Boehringer Ingelheim). We are also aware of LPA1R targeted drug candidates in development for IPF by Bristol-Myers Squibb, AbbVie Inc., and Structure Therapeutics Inc. In addition, there are a number of companies developing drug candidates for IPF utilizing approaches with different mechanisms of action, including but not limited to Roche Holding AG, Boehringer Ingelheim, United Therapeutics Corporation, Vicore Pharma AB, and Endeavor Biomedicines.

PIPE-791 for Chronic Pain
Standard-of-care medications for pain include NSAIDS such as ibuprofen, naproxen, COX-2 inhibitors, topical agents, anticonvulsants, antidepressants, muscle relaxants and opioids. Many of these approved therapies are offered as over the counter or prescriptions generics. Our competition may also include other programs in clinical development for the treatment of COAP and/or CLBP being developed by Vertex Pharmaceuticals Inc., Eli Lilly and Company, GSK plc, Novartis AG and AstraZeneca PLC.
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
Further, competition could render any drug candidate we develop obsolete, less competitive, or uneconomical. Our competitors may, among other things:
•develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe side effects;
•obtain quicker regulatory approval;
•have significantly greater name recognition and financial, manufacturing, marketing, product development, technical, and human resources than we do, with mergers and acquisitions in the biotechnology, pharmaceutical, and medical device industries resulting in even more resources being concentrated in our competitors;
•more effectively recruit and retain qualified scientific and management personnel;
•more effectively establish clinical trial sites and patient registration;
•better protect their patents and intellectual property or acquire technologies that are complementary to, or necessary for, our programs;
•implement more effective approaches to sales, marketing, pricing, coverage, and reimbursement; or
•form more advantageous strategic alliances or collaborations.

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
Even if PIPE-791 or PIPE-307 receives marketing approval for an indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or royalties to become profitable. The degree of market acceptance of PIPE-791 or PIPE-307, if approved, will depend on several factors, including, but not limited to:
•the efficacy and potential advantages compared to alternative treatments;
•effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•the ability to offer a product for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of the product together with other medications.
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
Our business strategy includes potentially expanding internationally if PIPE-791 receives regulatory approval. Doing business internationally involves several risks, including, but not limited to:
•multiple, conflicting, and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, economic sanctions laws and regulations, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of PIPE-791 in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, PHEs, boycotts, curtailment of trade, and other business restrictions;
•certain expenses, including, among others, expenses for travel, translation, and insurance; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions, as well as other applicable laws and regulations prohibiting bribery and corruption.
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
The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors”, these factors include:
•any delay in the enrollment or ultimate completion of our existing and planned clinical trials for PIPE-791;
•the results of our existing and planned clinical trials for PIPE-791;

•any delay by J&J in initiating or completing clinical trials for PIPE-307, the results from any clinical trial completed by J&J for PIPE-307 or any decision by J&J not to pursue further clinical development of PIPE-307;
•the results of the clinical trials conducted by competitors developing drug candidates competitive with PIPE-791 or PIPE-307;
•our ability to develop additional drug candidates based on our clinical translational approach;
•any delay in submitting a regulatory filing for PIPE-791 or PIPE-307, and any adverse development or perceived adverse development with respect to the regulatory review of such filing;
•our failure to successfully develop and commercialize PIPE-791 and/or any future drug candidate we develop, and J&J’s failure to successfully develop and commercialize PIPE-307;
•inability to obtain additional funding to support our product development plans and operations;
•regulatory or legal developments in the United States and other countries applicable to any drug candidate;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•adverse developments concerning our CMOs or CROs;
•inability to obtain adequate product supply to support our clinical trials, or the inability to do so at acceptable prices;
•introduction of new products, services or technologies by our competitors;
•our ability to effectively manage our growth;
•failure to meet or exceed financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•changes in the market valuations of companies similar to us;
•market conditions in the biotechnology and pharmaceutical sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•announcements of significant in-licensing transactions, acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•our inability to establish additional collaboration or licensing arrangements that we need on favorable terms, or at all;
•significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our drug candidates;
•additions or departures of key scientific or management personnel;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock; and
•general economic, industry and market conditions.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 and various vesting agreements. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, in May 2025, we entered into the Sales Agreement with Leerink Partners LLC (the “ATM Sales Agreement”) pursuant to which we may offer and sell up to $75.0 million in shares of our common stock from time to time under our “at-the-market” offering program (the “ATM Program”). We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in December 2025, we sold 8,097,570 shares of our common stock in a follow-on public offering at a public offering price of $12.25 per share. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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
We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•the option to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•not being required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chair of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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

Requirements associated with being a public company have and will continue to increase our costs significantly, as well as divert significant company resources and management attention.
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
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act, or a “smaller reporting company” as defined by the SEC.
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
We have incurred substantial losses during our history, and we expect to continue to incur substantial losses in future years as we conduct clinical trials for PIPE-791, and we may never achieve profitability. Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our net operating loss carryforwards (“NOLs”). For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“TCJA”) significantly revised the Internal Revenue Code of 1986, as amended (the “IRC”). Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) modified certain provisions of the TCJA. Under the TCJA, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.
Under Sections 382 and 383 of the IRC if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have completed an ownership analysis and identified that ownership changes occurred in July 2012, April 2018, March 2019 and February 2021. As a result of limitations arising from the prior ownership changes, federal and California net operating loss carry-forwards and federal R&D tax credits were removed from our inventory of deferred tax assets. As of December 31, 2025, we had federal and California tax loss carry forwards of approximately $135.5 million and $81.4 million, respectively. Out of the total federal net operating losses, approximately $135.5 million were generated after December 31, 2017, and therefore do not expire. The remaining federal and state net operating loss carry forwards begin to expire in 2037 and 2036, respectively, if unused. We may experience an ownership change in connection with our IPO or in the future because of subsequent shifts in our stock ownership (some of which our outside of our control). If further requisite ownership changes occur, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be further restricted or eliminated. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the IRC, which could adversely affect our future cash flows and results of operations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We maintain a proactive approach to identifying, assessing, and mitigating cybersecurity risks, which is integrated into our broader risk considerations and informed by industry best-practices. Our efforts include, but are not limited to, continuous monitoring of systems for vulnerabilities, deployment of advanced security tools for threat detection and response, and implementation of access controls and encryption to protect sensitive data. We maintain an official Incident Response Policy that outlines procedures for triage, containment, remediation, and recovery in the event of a cybersecurity incident. In addition, we conduct periodic employee training and phishing simulations to reinforce awareness and preparedness.
In fiscal year 2025, and through the filing of this Annual Report on Form 10-K, we have not identified cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance
Oversight of cybersecurity resides with our management team, including our Chief Financial Officer, our Director, of IT & Cybersecurity with day-to-day management and execution of our cybersecurity program being a shared responsibilities between our Director of IT & Cybersecurity and our third-party managed cybersecurity services provider. Our Director of IT & Cybersecurity has over 25 years of experience in information technology and cybersecurity and reports directly to our Chief Financial Officer. Management monitors cybersecurity risks through regular briefings and reports generated from security tools. Our Board of Directors has delegated oversight of cybersecurity risk management to our Audit Committee, which reviews significant risk exposures and receives periodic updates from management. Any material cybersecurity incidents would be escalated in accordance with our Incident Response Policy and applicable disclosure procedures.

Item 2. Properties.
Our corporate headquarters is located at 3565 General Atomics Court, Suite 200, San Diego, California 92121, where we lease office and laboratory space pursuant to a lease agreement which commenced in October 2024 and expires in October 2029. In August 2025, we signed an amendment to our existing lease agreement to get access to an additional 5,309 square feet of office and laboratory space within our existing location. We believe that the lease agreement for our corporate headquarters is adequate to meet our needs for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. See Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Holders of Common Stock
As of February 27, 2026, there were 19 holders of record of our Class A common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and 5 holders of record or our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Issuance of Common Stock upon Conversion of Outstanding Preferred Stock
On April 9, 2024, upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 9,177,064 shares of Class A common stock and 6,729,172 shares of Class B common stock. The issuance of such shares Class A and Class B common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.
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

We focus on developing selective compounds targeting challenging molecular pathways and have built a portfolio of small molecule drug candidates. We believe our two clinical-stage, internally-discovered drug candidates, PIPE-791 and PIPE-307, will have broad applicability across multiple NI&I indications. We are developing PIPE-307 in collaboration with J&J.

Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the LPA1R in development for IPF and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies, Phase 1 healthy volunteer data, and Phase 1 PET data support the development of PIPE-791 for IPF and chronic pain. Specifically, based on its high bioavailability, high selectivity, low plasma protein binding, and long receptor residence time, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. In September 2025, we reported positive top-line data from our completed Phase 1b PET trial which measured the relationship of PK to RO by PET imaging. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF, which was initiated in December 2025. In the fourth quarter of 2025, we completed enrollment for a phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with COAP or CLBP. We anticipate top-line data from this trial in the second quarter of 2026.

Our second novel drug candidate, PIPE-307, is a selective, small-molecule inhibitor of the M1R, in development for depression and RRMS. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In December 2024, J&J began recruiting an estimated 124 adult participants for the Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD. In November 2025, we reported top-line data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD or any other indication. We believe PIPE-307 is the most advanced selective M1R antagonist in clinical development.

We are currently focused on developing the following product candidates in our pipeline:
(1)We made a strategic decision to defer further clinical development of our PIPE-791 PrMS program and to defer the initiation of clinical development for our CTX-343 program until funding is obtained to specifically move these programs forward.
(2)J&J has sole discretion whether or not to further develop PIPE-307 for RRMS and MDD.

We are also actively conducting preclinical and discovery-phase experiments targeting other NI&I indications where our internally-discovered molecules may have therapeutic potential.

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
In November 2025, we reported top-line data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS and MDD.

In December 2024, J&J began recruiting an estimated 124 adult participants for the Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD.

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
Financial Operations Overview
Revenue
We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We determined that the initial transaction price under the J&J License Agreement equals $50.0 million, consisting solely of the upfront, non-refundable payment of $50.0 million received during the year ended December 31, 2023. There was no revenue recognized during the year ended December 31, 2025. We do not have any products approved for sale and we have not yet generated any revenue from product sales.
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs incurred for our internal research and development activities.
Direct costs include:
•employee-related expenses, including salaries, related benefits, and travel that can be directly attributable to each research project;
•expenses incurred in connection with research, laboratory consumables and preclinical studies;
•expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with CROs, other vendors or central laboratories and service providers engaged to conduct our trials;
•the cost of consultants engaged in research and development related services;
•the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•costs related to regulatory compliance.

Unallocated internal research and development costs include:
•employee-related expenses, including salaries, related benefits, and travel that cannot be directly attributable to a specific research project;
•stock-based compensation for employees engaged in research and development functions; and
•facilities, depreciation and other related expenses.
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
Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the years ended December 31, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Years Ended December 31,
	2025	2024

	(in thousands)
Direct external development program expense
PIPE-791	$22,656	$11,257
PIPE-307	7,567	11,249
CTX-343	3,156	2,460
Discovery programs	5,339	4,789
Unallocated internal research and development costs
Personnel related	3,857	2,721
Stock-based compensation	4,438	2,846
Facilities costs	2,234	1,183
Others	2,275	1,917
Total research and development costs	$51,522	$38,422
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
The successful development of our drug candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:
•successful completion of preclinical studies and clinical trials;

•delays in regulators or IRBs authorizing us or our investigators to commence or continue our clinical trials;
•our ability to negotiate agreements with clinical trial sites or CROs;
•the number of clinical sites included in our clinical trials;
•raising additional funds necessary to complete clinical development of our drug candidates;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
•establishing and qualifying manufacturing capabilities for clinical supplies of our drug candidates, whether directly or through qualified third party manufacturers;
•our ability to receive necessary regulatory approvals from the FDA and comparable governmental bodies outside the United States;
•our decision to elect to fund a portion of Phase 3 and subsequent development costs for PIPE-307;
•coverage for our products by governmental and third party payors;
•protecting and enforcing our rights in our intellectual property portfolio;
•our ability to successfully compete with our competitors and their product offerings; and
•maintaining a continued acceptable safety profile of the products following approval.
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
Income Taxes

We are subject to corporate U.S. federal and state income taxation. As of December 31, 2025 and 2024, we had federal net operating loss carryforwards of $135.5 million and $46.7 million, respectively, and state net operating loss carryforwards of $81.4 million and $81.4 million, respectively. As a result of the TCJA, for U.S. federal income tax purposes, net operating losses generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated on or after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. Out of the total federal net operating losses, approximately $135.5 million were generated after December 31, 2017, and therefore do not expire. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar state provisions. This annual limitation may result in the expiration of our net operating losses and credits before utilization.

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

As of December 31, 2025 and 2024, we had gross unrecognized tax benefits of $3.6 million and $3.1 million, respectively, all of which would affect our income tax expense if recognized, before consideration of our valuation allowance.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations (in thousands) for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Change
	2025	2024
Operating expenses:
Research and development	$51,522	$38,422	$13,100
General and administrative	16,537	12,472	4,065
Total operating expenses	68,059	50,894	17,165
Loss from operations	(68,059)	(50,894)	(17,165)
Other income (expense):
Interest income	8,246	8,905	(659)
Change in fair value of warrant liability	—	(106)	106
Other expense, net	(165)	(163)	(2)
Total other income, net	8,081	8,636	(555)
Net loss	$(59,978)	$(42,258)	$(17,720)
Research and development expenses. Research and development expenses were $51.5 million and $38.4 million for the years ended December 31, 2025 and 2024, respectively. The increase of $13.1 million was primarily due to the following:
•$9.0 million increase in CRO costs due to a $8.3 million increase in startup costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, a $2.9 million increase in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $1.1 million increase in costs related to the Phase 1b PET trial for PIPE-791, partially offset by a $3.3 million decrease in costs related to the VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS;
•$4.2 million increase in personnel-related expense associated with an increase in personnel from period to period;
•$1.6 million increase in non-cash stock-based compensation;
•$1.1 million increase in facilities costs;
•$0.6 million increase in consulting expenses; and
•$0.2 million increase in biology and chemistry supplies.

Partially offsetting these increases was a $2.2 million decrease in expenses for toxicology studies primarily for PIPE-791, a $1.0 million decrease in manufacturing expenses for PIPE-791 and CTX-343, and a $0.4 million decrease in certain preclinical activities.
General and administrative expenses. General and administrative expenses were $16.5 million and $12.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $4.0 million was primarily due to a $2.0 million increase in personnel-related expenses related to an overall increase in personnel from period to period, $1.6 million increase in non-cash stock-based compensation, $0.3 million increase in facilities costs, and a $0.1 million increase in director and officer insurance.
Interest income. Interest income was $8.2 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.7 million was due to a decrease in the yields earned on our cash equivalents and marketable securities from period to period.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative cash flows from operations in nearly every reporting period since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we advance our drug candidates through clinical development, undergo the regulatory approval process, engage in other research and development activities to expand our pipeline of drug candidates, expand our operations and headcount, maintain and expand our intellectual property portfolio and, if we obtain approval for one or more of our drug candidates, launch commercial activities. We have incurred and expect to continue to incur additional costs associated with our operating as a public company, including significant legal, accounting, investor relations, director and officer insurance, and other expenses that we did not incur as a private company.
Through December 31, 2025, we have funded our operations primarily from the sale of equity securities and convertible equity securities, and the J&J License Agreement. Through December 31, 2025, we have raised gross proceeds of approximately $431.6 million through equity issuances and an upfront payment from the J&J License Agreement of $50.0 million. Upon the closing of the IPO, our outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable.
In May 2025, we entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share (the “Shares”) in the ATM Program. During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million. As of December 31, 2025, the Company had $55.4 million of capacity remaining under the ATM Sales Agreement.
In December 2025, we completed a follow-on public offering in which 8,097,570 shares of our Class A common stock, which included 750,632 shares of our Class A common stock sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares, were sold at a public offering price of $12.25 per share resulting in aggregate gross proceeds of $99.2 million. We raised $93.0 million in net proceeds after deducting underwriting discounts, commissions, and offering expenses of $6.2 million.

As of December 31, 2025, we had an accumulated deficit of $177.4 million. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $262.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Annual Report.
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
Cash Flows
The following table sets forth a summary of our cash flows for the period indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(55,312)	$(32,845)
Net cash used in investing activities	(3,713)	(69,739)
Net cash provided by financing activities	112,685	109,001
Net increase in cash and cash equivalents	$53,660	$6,417
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was primarily related to our net loss of $60.0 million and a $6.0 million change in operating assets and liabilities, partially offset by $10.7 million of non-cash charges such as stock-based compensation, depreciation and amortization, operating lease expense, and accretion of premiums/discounts on marketable securities. Net cash used in operating activities for the year ended December 31, 2024 was primarily related to our net loss of $42.3 million, partially offset by $4.1 million of non-cash charges such as stock-based compensation, depreciation and amortization, operating lease expense, accretion of premiums/discounts on marketable securities, and change in fair value of an outstanding warrant to purchase shares of our common stock. Also impacting our net cash used in operating activities for the year ended December 31, 2024 was a $5.3 million increase in our in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $3.7 million for the year ended December 31, 2025, which primarily consisted of $162.5 million of purchases of marketable securities and $0.2 million of purchases of property and equipment, partially offset by $159.0 million of proceeds from sales and maturities of marketable securities. Net cash used in investing activities was $69.7 million for the year ended December 31, 2024, which primarily consisted of $226.4 million of purchases of marketable securities and $0.5 million of purchases of property and equipment, partially offset by $157.2 million of proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $112.7 million for the year ended December 31, 2025, which primarily related to $93.0 million of net proceeds from the issuance of common stock in our follow-on public offering, $19.0 million of net proceeds from the issuance of common stock in the ATM Program, $0.5 million of proceeds from purchases made under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options. This increase was partially offset by $0.3 million of payments for deferred offering costs. Net cash provided by financing activities was $109.0 million for the year ended December 31, 2024, which primarily related to $107.9 million of net proceeds from the issuance of common stock in our IPO, $0.4 million of proceeds from the exercise of stock options, and $0.4 million of proceeds from purchases made under our employee stock purchase plan.
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

Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our drug candidates or other potential drug candidates or indications which we are pursuing or may choose to pursue in the future;
•the outcome, timing and costs of regulatory review of our drug candidates;
•the costs and timing of manufacturing for our drug candidates;
•our efforts to enhance our operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities expand;
•the costs and timing of establishing or securing manufacturing facilities for our drug candidates;
•the costs and timing of establishing sales and marketing capabilities if any of our drug candidates are approved;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements;
•the financial terms of any such agreements that we may enter into;
•our decision to elect to fund a portion of Phase 3 and subsequent development costs for PIPE-307;
•the costs of obtaining, maintaining and enforcing our patent and other intellectual property rights; and
•costs associated with any drug candidates, products or technologies that we may in-license or acquire.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California and leased equipment used in connection with our on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. Our total contractual commitments for our lease agreements amount to approximately $9.5 million as of December 31, 2025.
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
Revenue
Under Accounting Standards Codification (“ASC”) 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
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
The Black-Scholes option pricing model uses inputs which are highly subjective assumptions and generally require significant management judgment. These assumptions include:
•Fair Value of Common Stock—We utilize the closing stock price of the common stock on the Nasdaq Global Market on the grant date as both the exercise price and an input to the Black Scholes option pricing model to determine stock-based compensation expense.
•Expected Term—The expected term represents the period that the options granted are expected to be outstanding. The expected term of stock options issued is determined using the simplified method (based on the average of the vesting term and the original contractual term) as we have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate the expected term.
•Expected Volatility—We derive the expected volatility of our common stock from the average historical volatilities of comparable publicly traded companies within our peer group that were deemed to be representative of future stock price trends as our common stock has not been publicly traded until our IPO. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options.
•Expected Dividend Yield—We have never paid dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.
See Note 7 to our audited financial statements included elsewhere in this report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
We recorded stock-based compensation of $10.0 million for the year ended December 31, 2025, compared to $6.8 million for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, there was approximately $20.5 million and $20.7 million, respectively, of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.4 years and 2.9 years, respectively.

The intrinsic value of all outstanding options as of December 31, 2025 was approximately $18.2 million, compared to $21.5 million as of December 31, 2024.
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

Item 8. Financial Statements and Supplementary Data.
CONTINEUM THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Contineum Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Contineum Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 5, 2026

CONTINEUM THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,603	$21,943
Marketable securities	187,293	182,817
Prepaid expenses and other current assets	5,021	1,628
Total current assets	267,917	206,388
Property and equipment, net	830	989
Other long-term assets	256	3
Operating lease right-of-use assets	7,639	5,467
Total assets	$276,642	$212,847
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,016	$1,811
Accrued expenses	6,387	6,711
Current portion of operating lease liabilities	2,341	1,452
Total current liabilities	9,744	9,974
Operating lease liabilities, net of current portion	5,909	4,807
Total liabilities	15,653	14,781
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at December 31, 2025 and December 31, 2024; issued and outstanding shares—31,236,787 and 19,125,377 at December 31, 2025 and December 31, 2024, respectively	31	19
Class B common stock, $0.001 par value; authorized shares—20,000,000 at December 31, 2025 and December 31, 2024; issued and outstanding shares—6,083,338 at December 31, 2025; issued and outstanding shares—6,729,172 at December 31, 2024	6	7
Preferred stock, $0.001 par value; authorized shares—10,000,000 at December 31, 2025 and December 31, 2024; no shares issued or outstanding at December 31, 2025 or December 31, 2024	—	—
Additional paid-in-capital	438,072	315,371
Accumulated deficit	(177,380)	(117,402)
Accumulated other comprehensive income	260	71
Total stockholders’ equity	260,989	198,066
Total liabilities and stockholders’ equity	$276,642	$212,847
The accompanying notes are an integral part of these financial statements.

CONTINEUM THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$51,522	$38,422
General and administrative	16,537	12,472
Total operating expenses	68,059	50,894
Loss from operations	(68,059)	(50,894)
Other income (expense):
Interest income	8,246	8,905
Change in fair value of warrant liability	—	(106)
Other expense, net	(165)	(163)
Total other income, net	8,081	8,636
Net loss	$(59,978)	$(42,258)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	189	(37)
Comprehensive loss	$(59,789)	$(42,295)
Net loss per share, basic and diluted (a)	$(2.17)	$(2.18)
Weighted-average shares of common shares outstanding, basic and diluted	27,700,855	19,352,859
______________________
(a)Basic and diluted per share amounts are the same for Class A and Class B shares.
The accompanying notes are an integral part of these financial statements.

CONTINEUM THERAPEUTICS, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	15,906,236	$192,620	2,349,554	$2	$7,098	$108	$(75,144)	$(67,936)
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,912	—	—	7,423,682	7	107,860	—	—	107,867
Conversion of convertible preferred stock to common stock upon initial public offering	(15,906,236)	(192,620)	15,906,236	17	192,603	—	—	192,620
Reclassification of warrant from liability to equity	—	—	—	—	216	—	—	216
Shares purchased through employee stock purchase plan	—	—	17,996	—	385	—	—	385
Exercise of stock options	—	—	157,081	—	405	—	—	405
Stock-based compensation	—	—	—	—	6,804			6,804
Net loss	—	—	—	—	—	—	(42,258)	(42,258)
Unrealized loss on marketable securities	—	—	—	—	—	(37)	—	(37)
Balance at December 31, 2024	—	$—	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Issuance of common stock in follow-on public offering, net of issuance costs of $6,219	—	—	8,097,570	8	92,968	—	—	92,976
Issuance of common stock in at-the-market offering, net of issuance costs	—	—	3,241,110	3	19,009	—	—	19,012
Exercise of stock options	—	—	42,653	—	219	—	—	219
Shares purchased through employee stock purchase plan	—	—	84,243	—	467	—	—	467
Stock-based compensation	—	—	—	—	10,038	—	—	10,038
Net loss			—	—	—	—	(59,978)	(59,978)
Unrealized gain on marketable securities	—	—	—	—	—	189	—	189
Balance at December 31, 2025	—	$—	37,320,125	$37	$438,072	$260	$(177,380)	$260,989
The accompanying notes are an integral part of these financial statements.

CONTINEUM THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net loss	$(59,978)	$(42,258)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	323	258
Non-cash operating lease expense	1,080	872
Stock-based compensation	10,038	6,804
Accretion of premiums/discounts on marketable securities, net	(791)	(3,940)
Loss (gain) on sale of property and equipment	67	(16)
Change in fair value of warrant liability	—	106
Gain on marketable securities	(12)	(5)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,396)	887
Other long-term assets	3	937
Accounts payable	(869)	1,141
Accrued expenses	(516)	2,303
Operating lease liabilities	(1,261)	66
Net cash used in operating activities	(55,312)	(32,845)
Investing activities
Purchase of property and equipment	(231)	(514)
Proceeds from sale of equipment	—	20
Purchases of marketable securities	(162,502)	(226,407)
Sales and maturities of marketable securities	159,020	157,162
Net cash used in investing activities	(3,713)	(69,739)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	108,211
Payments of deferred offering costs	(256)	—
Proceeds from issuance of common stock in at-the-market offering, net of offering costs	19,012	—
Proceeds from issuance of common stock in follow-on public offering, net of offering costs	93,243	—
Proceeds from exercise of stock options	219	405
Proceeds from employee stock purchase plan	467	385
Net cash provided by financing activities	112,685	109,001
Net increase in cash and cash equivalents	53,660	6,417
Cash and cash equivalents at beginning of year	21,943	15,526
Cash and cash equivalents at end of year	$75,603	$21,943
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	$—	$58
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$192,620
Reclassification of warrants from liability to equity	$—	$216
Reclassification of deferred offering costs paid in prior year to equity	$—	$343
Right-of-use assets obtained in exchange for lease liabilities	$3,252	$5,620
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
Initial Public Offering
On April 9, 2024, the Company closed its IPO, pursuant to which it issued and sold an aggregate of 6,875,000 shares of its common stock at a public offering price of $16.00 per share and on April 19, 2024, the Company issued and sold 548,682 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares, resulting in net proceeds of approximately $107.9 million, after deducting underwriting discounts, commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into Class A common stock or Class B common stock, as applicable. Converted convertible preferred stock outstanding as of the date of the IPO consisted of 15,906,236 shares that were outstanding immediately prior to the closing of the IPO. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $60.0 million for the year ended December 31, 2025. The Company had an accumulated deficit of $177.4 million as of December 31, 2025. From its inception through December 31, 2025, the Company has financed its operations primarily from the sale of equity securities and convertible equity securities, and a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company. We received net proceeds of approximately $107.9 million in April 2024 from the Company's IPO.
In May 2025, we entered into the Sales Agreement with Leerink Partners LLC (the “ATM Sales Agreement”) relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share (the “Shares”) in an “at-the-market” offering program (the “ATM Program”). During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million. As of December 31, 2025, the Company had $55.4 million of capacity remaining under the ATM Sales Agreement.
In December 2025, we completed a follow-on public offering in which 8,097,570 shares of our Class A common stock, which included 750,632 shares of our Class A common stock sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares, were sold at a public offering price of $12.25 per share resulting in aggregate gross proceeds of $99.2 million. We raised $93.0 million in net proceeds after deducting underwriting discounts, commissions, and offering expenses of $6.2 million.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $262.9 million. Management believes the Company’s existing cash, cash equivalents, and marketable securities will be sufficient to support its operations for at least 12 months from the date of this Annual Report on Form 10-K.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) .
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Accounting estimates and management judgments reflected in the financial statements include: the accrual of research and development expenses; the incremental borrowing rate used to recognize the right-of-use assets and lease liabilities; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
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
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
accounts and short-term securities. As of December 31, 2025 and 2024, the Company had cash and cash equivalents balances deposited at major financial institutions.
Marketable Securities
The Company classifies all marketable debt securities as available for sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis and are also included in interest income. The Company’s marketable securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s ability and intent to use the proceeds from sales of these securities to fund its operations, as necessary.
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
Leases
The Company applies Accounting Standards Codification (“ASC”) 842, Leases, which requires the Company to determine if a contract contains a lease at the inception of the contract and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the accompanying balance sheets (see Note 10 for a summary of the Company’s right-of-use-assets and lease liabilities as of December 31, 2025). The Company does not have any financing leases. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs.
Lease liabilities are measured at the present value of the remaining lease payments discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured at the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and reduced by any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s operating leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Variable lease costs are experienced in the period incurred. The Company has elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for the Company’s facilities leases. The Company has elected to account for lease and non-lease components separately, for the Company’s equipment leases.
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
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
(1)Upfront License Fees: The Company allocates non-refundable license fee consideration to the distinct performance obligations identified in the contract on a relative standalone selling price basis and recognizes those amounts when or as each performance obligation is satisfied. Non-refundable license fee consideration that is allocated to a distinct license of functional intellectual property is recognized at the point in time upon which control of the license transfers to the customer and not before the customer has both access and the is able to use and benefit from the license.
(2)Development Milestones: The Company utilizes the most likely amount method to estimate the amount of consideration to which it will be entitled for achievement of the development milestones as these represent variable consideration. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For those payments based on development milestones (e.g., patient dosing in a clinical trial or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, the Company determines the milestone and other contingent amounts to be constrained until it becomes probable that a significant reversal in the amount of cumulative revenue will not occur. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis and reflected in the financial statements in the period of adjustment.
(3)Regulatory Milestones: The Company utilizes the most likely amount method to estimate the consideration to which it will be entitled for achievement of the regulatory milestones as these represent variable consideration. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognizes regulatory milestones in the period in which it becomes

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
probable that a significant reversal in the amount of cumulative revenue will not occur (the regulatory milestone is no longer constrained). Due to the inherent uncertainty of achieving regulatory approval, associated milestones are deemed constrained for revenue recognition until achievement. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis and reflected in the financial statements in the period of adjustment.
(4)Royalties: Under the sales-or-usage-based royalty exception the Company recognizes revenue based on the contractual percentage of the licensee’s sale of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.
(5)Sales Threshold Milestones: Similar to royalties, applying the sales-or-usage-based royalty exception, the Company recognizes revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which the Company is contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied.
Impairment of Property and Equipment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2025 and 2024.
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
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statement of operations and comprehensive loss.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
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
Commitments and Contingencies
The Company recognizes a liability with regards to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance, when they are recognized in the provision for income taxes, may result in a change in the estimated annual effective tax rate.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of and for the years ended December 31, 2025 and 2024, the Company had no accrued interest or penalties related to unrecognized tax benefits.
Net Loss Per Share
Basic net loss per share allocable to common stockholders is presented in conformity with the two-class method required for participating securities. All classes of outstanding preferred stock are considered participating securities as, in the event a dividend is paid on common stock, the holders of preferred stock would be entitled to receive dividends as the higher of their dividend preference or the amount they would receive if the shares were converted to common stock immediately prior to the dividend. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated as well as participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Under the two-class method, any net loss attributable to common stockholders is not allocated to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in losses.
Basic net loss is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially issuable common shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2025 and 2024, and therefore diluted net loss per share is equal to basic net loss per share.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The Company has adopted the ASU in their financials ended December 31, 2025. Other than the respective disclosures, the ASU did not have an impact to the Company’s Financial Statements. See Note 8 - Income Taxes for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This standard clarifies the applicability of interim reporting guidance under U.S. GAAP, provides a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle requiring entities to provide information about events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial reporting and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). This standard addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for annual

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
3. Marketable Securities
The Company invests its excess cash in marketable securities, including debt securities, commercial paper, asset-backed securities, yankee debt, certificate of deposit, and U.S. Government agency securities.
The following table summarizes the amortized cost and fair value of the Company’s marketable securities by major investment category (in thousands):

		December 31, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	2 years or less	$41,238	$136	$(1)	$41,373
Certificate of deposit	Less than 1	3,009	4	—	3,013
Corporate debt securities	2 years or less	81,614	84	—	81,698
Commercial paper	Less than 1	48,448	7	(2)	48,453
Yankee debt	Less than 1	4,463	2	—	4,465
Asset-backed securities	3 years or less	8,261	30	—	8,291
Total		$187,033	$263	$(3)	$187,293

		December 31, 2024
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	3 years or less	$57,232	$57	$(134)	$57,155
Certificate of deposit	Less than 1	8,519	6	(1)	8,524
Corporate debt securities	2 years or less	80,751	110	(39)	80,822
Commercial paper	Less than 1	22,265	11	(1)	22,275
Yankee debt	Less than 1	2,145	1	—	2,146
Asset-backed securities	2 years or less	11,834	61	—	11,895
Total		$182,746	$246	$(175)	$182,817
The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of December 31, 2025 and December 31, 2024, the Company did not record an allowance for credit loss related to its investment portfolio. As of December 31, 2025, 7 out of 225 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of December 31, 2024, 86 out of 252 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. As of December 31, 2025 and 2024, all of our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had been in a continuous unrealized loss position for less than 12 months.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	December 31, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$1,771	$(1)
Commercial paper	25,104	(2)
Total	$26,875	$(3)

	December 31, 2024
	Fair Value	Unrealized Losses
U.S. Government agency securities	$30,155	$(134)
Certificate of deposit	3,722	(1)
Corporate debt securities	22,528	(39)
Commercial paper	4,556	(1)
Total	$60,961	$(175)
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Assets:
Cash equivalents	$75,051	$75,051	$—	$—
U.S. Government agency securities	41,373	41,373	—	—
Certificates of deposit	3,013	—	3,013	—
Corporate debt securities	81,698	—	81,698	—
Commercial paper	48,453	—	48,453	—
Yankee debt	4,465	—	4,465	—
Asset-backed securities	8,291	—	8,291	—
Total financial assets	$262,344	$116,424	$145,920	$—

December 31, 2024:
Assets:
Cash equivalents	$21,042	$21,042	$—	$—
U.S. Government agency securities	57,155	57,155	—	—
Certificates of deposits	8,524	—	8,524	—
Corporate debt securities	80,822	—	80,822	—
Commercial paper	22,275	—	22,275	—
Yankee Debt	2,146	—	2,146	—
Asset-backed securities	11,895	—	11,895	—
Total financial assets	$203,859	$78,197	$125,662	$—
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at December 31, 2025 and 2024 are money market funds with a carrying value and fair value of $6.5 million and $3.9 million, respectively, based upon a Level 1 fair value assessment.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$2,315	$2,244
Leasehold improvements	177	175
Computer equipment and software	103	124
Furniture and fixtures	198	163
Property and equipment at cost	2,793	2,706
Less: accumulated depreciation and amortization	(1,963)	(1,717)
Total property and equipment, net	$830	$989

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
The Company recognized $0.3 million in depreciation and amortization expense for the years ended December 31, 2025 and 2024.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation expenses	$4,796	$3,338
Accrued research and development expenses	1,195	3,151
Accrued professional and consulting expenses	342	98
Other accrued expenses	54	124
Total accrued expenses	$6,387	$6,711
7. Stockholders’ Equity
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share.
The following table summarizes the changes in Class A common stock and Class B common stock for the year ended December 31, 2025 (in shares):

	Common Stock
	Class A	Class B
Balance at Balance at December 31, 2024	19,125,377	6,729,172
Exercise of stock options	42,653	—
Shares purchased through employee stock purchase plan	84,243	—
Issuance of common stock in at-the-market offering	3,241,110	—
Conversion of Class B common stock into Class A common stock	645,834	(645,834)
Issuance of common stock in follow-on public offering	8,097,570	—
Balance at Balance at December 31, 2025	31,236,787	6,083,338
The following table summarizes the changes in Class A common stock and Class B common stock for the year ended December 31, 2024 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2023	2,349,554	—
Exercise of stock options	157,081	—
Issuance of common stock in connection with initial public offering	7,423,682	—
Conversion of convertible preferred stock to common stock upon initial public offering	9,177,064	6,729,172
Shares purchased through employee stock purchase plan	17,996	—
Balance at December 31, 2024	19,125,377	6,729,172

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
Class A common stock reserved for future issuance consisted of the following:

	December 31,
	2025	2024
Common stock options granted and outstanding	5,548,320	4,045,500
Shares available for issuance under the 2024 Equity Incentive Plan	1,707,563	1,674,309
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	436,306	262,004
Total common stock reserved for future issuance	7,707,953	5,997,577
There are no shares of Class B common stock reserved for future issuance as of December 31, 2025 and December 31, 2024.
Follow-On Public Offerings

In December 2025, we completed a follow-on public offering in which 8,097,570 shares of our Class A common stock, which included 750,632 shares of our Class A common stock sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares, were sold at a public offering price of $12.25 per share resulting in aggregate gross proceeds of $99.2 million. We raised $93.0 million in net proceeds after deducting underwriting discounts, commissions, and offering expenses of $6.2 million.

ATM Sales Agreement

In May 2025, we entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share in an ATM Program. During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $6.04 per share, resulting in gross proceeds of $19.6 million. The Company raised $19.0 million in net proceeds after deducting sales agent commissions and offering costs of $0.6 million. As of December 31, 2025, the Company had $55.4 million of capacity remaining under the ATM Sales Agreement.
Stock Options
In March 2024, the Company’s board of directors and its stockholders adopted and approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is the successor of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). However, awards outstanding under the 2012 Plan will continue to be governed by their existing terms. The 2024 Plan allowed for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, and other stock awards to the Company’s employees, members of its board of directors, and consultants.
The number of shares initially reserved for issuance under the 2024 Plan was 2,700,000. The aggregate number of shares reserved for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2034, by a number equal to the lesser of (a) 5% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding as of the last day of the prior fiscal year, or (b) a number of shares of Class A common stock determined by the Company’s board of directors. As of December 31, 2025, there were 1,707,563 shares of the Company’s Class A common stock available for issuance under the 2024 Plan.
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
The Company’s board of directors (or a committee thereof to which the Company’s board of directors has delegated authority) may amend or terminate the 2024 Plan at any time. If the Company’s board of directors amends the

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
2024 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2024 Plan will terminate automatically ten years after the date when the Company’s board of directors adopted the 2024 Plan.
In April 2025, the Company granted inducement awards outside of the 2024 Plan to the Company’s Chief Medical Officer and Head of Development in the form of an option to purchase 286,000 shares of the Company’s Class A common stock with an exercise price per share equal to $4.50. The option awards were granted as an inducement material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement awards are included in stock-based compensation and the following tables.

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,045,500	$9.91	7.52	$21,470
Options granted	1,600,542	8.07	—
Options exercised	(42,653)	5.13	—
Options cancelled and forfeited	(49,007)	5.16	—
Options expired	(6,062)	9.90	—
Balance at December 31, 2025	5,548,320	$9.46	7.28	$18,235
Options vested and expected to vest as of December 31, 2025	5,548,320	$9.46	7.28	$18,235
Options exercisable as of December 31, 2025	3,026,507	$7.90	6.04	$13,872
The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.3 million and $2.1 million, respectively, determined as of the date of exercise.
Options exercisable include options which are not vested but are available to be early exercised. As of December 31, 2025, there were no options available to be early exercised. As of December 31, 2024, of the 2,114,772 options exercisable, 35,794 options were available to be early exercised.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Assumptions:
Expected term (in years)	5.95	6.03
Expected volatility	93.88%	110.40%
Risk free interest rate	4.25%	4.41%
Dividend yield	—	—
The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $6.28 and $13.66 per share, respectively.
Stock-based compensation
Stock-based compensation has been reported in the statements of operations and comprehensive loss as follows (in thousands):

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued

	Years Ended December 31,
	2025	2024
Research and development	$4,438	$2,846
General and administrative	5,600	3,958
Total	$10,038	$6,804

As of December 31, 2025,there was approximately $20.5 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of December 31, 2024, there was approximately $20.7 million of total unrecognized stock-based compensation related to nonvested stock-based compensation arrangements, which was expected to be recognized over a weighted-average period of approximately 2.9 years.
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
As of December 31, 2025, there were 436,306 shares of the Company’s common stock reserved and available for issuance under the 2024 ESPP. The number of shares reserved for issuance under the 2024 ESPP will automatically increase on the first day of each fiscal year of the Company, commencing in 2025 and ending in (and including) 2044, by a number equal to the lesser of (i) 280,000 shares, (ii) 1% of the aggregate shares of Class A common stock and Class B common stock issued and outstanding on the last day of the prior fiscal year, or (iii) a number of shares determined by the Company's board of directors. The number of shares reserved under the 2024 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
During the year ended December 31, 2025, there were 84,243 shares purchased under the 2024 ESPP and the Company recorded expense of $0.2 million.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
8. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in thousands) for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
United States	$(60,143)	$(42,258)
Foreign	—	—
Income/(loss) before income taxes	$(60,143)	$(42,258)

The following is a reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Years Ended December 31, 2025
Federal statutory income tax rate	$(12,630)	21.0%
State income taxes, net of federal benefit (1)	1	—%
Foreign tax effects	—	—%
Tax credits
Other	(1,096)	1.8%
Change in valuation allowance	11,940	(19.9)%
Changes in unrecognized tax benefits	—	—%
Nontaxable or nondeductible items
162m Limitation	655	(1.1)%
Other	422	(0.7)%
Other
Other	708	(1.2)%
Total	$—	—%

(1) In 2025, state taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

	Years Ended December 31, 2024
Expected tax benefit at statutory rate	$(8,885)	21.0%
State income tax, net of federal benefit	1	—%
Permanent differences	1,018	(2.4)%
Research credits	(2,149)	5.1%
Change in valuation allowance	10,015	(23.7)%
	$—	—%

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$33,123	$14,478
Research and development credit carryforwards	9,091	6,618
Capitalized research and development	2,762	12,699
Lease liabilities	1,733	1,314
Stock-based compensation	2,181	1,121
Other, net	808	608
Total deferred tax assets	49,698	36,838
Valuation allowance	(47,960)	(35,548)
Deferred tax assets, net of valuation allowance	1,738	1,290
Deferred tax liabilities:
Property and equipment	(134)	(142)
Right-of-use assets	(1,604)	(1,148)
Total deferred tax liabilities	(1,738)	(1,290)
Net deferred tax assets/(liabilities)	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $48.0 million and $35.5 million as of December 31, 2025 and 2024, respectively, as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses, no ability to carryback losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future.
At December 31, 2025, the Company had federal and California tax loss carry forwards of approximately $135.5 million and $81.4 million, respectively. Out of the total federal net operating losses, approximately $135.5 million were generated after December 31, 2017, and therefore do not expire. Net operating losses generated after December 31, 2017, are subject to a limitation of 80% of taxable income in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal and state net operating loss carry forwards begin to expire in 2037 and 2036, respectively, if unused.
At December 31, 2025, the Company had federal and state research and development tax credit carryforwards of approximately $8.1 and $4.0 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2032, if unused, and the state credits carry forward indefinitely.
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC §382.
The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Unrecognized tax benefits—beginning	$3,094	$2,574
Gross increases—tax positions in current period	470	525
Decreases related to prior year positions	—	(5)
Unrecognized tax benefits—ending	$3,564	$3,094
The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2025 and 2024 and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024.
The Company is not currently under examination in for Federal or state jurisdictions. All of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards.

The following table lists the components of the payments for income taxes (in thousands):

	Years Ended December 31,
	2025	2024
Federal	$—	$—
State	1	1
Foreign	—	—
Total net (refunds) payments	$1	$1

9. License Agreement
In February 2023, the Company entered into the J&J License Agreement, pursuant to which the Company granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications. The J&J License Agreement allowed the Company to elect, at its sole discretion and cost, to conduct a Phase 2 trial of PIPE-307 for patients with multiple sclerosis which the Company completed during the year ended December 31, 2025. With the completion of this trial, J&J may, at its sole discretion, further develop PIPE-307 for patients with multiple sclerosis. Additionally, upon J&J deciding to conduct a first Phase 3 clinical trial for a product using PIPE-307, the J&J License Agreement allows the Company the option to co-fund a portion of all Phase 3 and subsequent development costs for PIPE-307, with such costs capped annually. If the Company opts to fund such development costs, then the royalties the Company is eligible to receive will increase. Pursuant to the terms of the J&J License Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million upon transferring the license and know-how, existing inventory and manufacturing technology. The Company is also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments. Additionally, the Company is eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307.
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
goods was transferred to J&J in the second quarter of 2023, and the $50.0 million upfront payment was recognized in May 2023 upon satisfaction of the performance obligations. The remaining consideration consists of future contingent milestone-based payments and sales-based royalties.
In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. Therefore, the Company accounted for the modification as a termination of the existing contract and creation of a new contract. Accordingly, the amount of consideration to be allocated to the remaining performance obligations consists of future contingent milestone-based payments and sales-based royalties, all of which were constrained. The only remaining performance obligation is the promise to conduct the Phase 2 trial, as the other performance obligations had been satisfied prior to the modification date. Accordingly, the variable consideration allocated to the Phase 2 trial will be recognized as the study is completed using a cost-based measure of progress and when the amounts are no longer probable of a significant reversal. As of December 31, 2025, the Company had completed the Phase 2 trial, and subsequently there were no remaining unsatisfied performance obligations from the J&J License Agreement. All variable consideration remained fully constrained as of December 31, 2025.
10. Commitments and Contingencies
Operating Lease
In October 2023, the Company executed a noncancelable operating lease for new premises to be used for office, research and development and laboratory purposes (“General Atomics Court Lease”), with the same landlord as the Science Center Drive Lease. The General Atomics Court Lease commenced for accounting purposes in October 2024 when the Company took control of the premises. The General Atomics Court Lease has a five-year term with an option to extend for another three-year period subject to certain conditions, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance.
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
In August 2025, the Company signed an amendment to the General Atomics Court Lease for additional space ("General Atomics Court Lease Expansion"). The General Atomics Court Lease Expansion commenced for accounting purposes in October 2025. The General Atomics Court Lease Expansion expires in December 2027 with an option to extend through October 2029, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. Upon commencement of the General Atomics Court Lease Expansion, the Company recorded an additional ROU asset and lease liability of approximately $1.4 million.
In November 2025, the Company leased certain equipment used in connection with its on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. The leases are accounted for as operating leases and have lease terms expiring in 2028. The Company recorded an ROU asset and lease liability of approximately $1.9 million.

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities as of December 31, 2025 and 2024 (in thousands, except for years and %):

	Years Ended December 31,
	2025	2024
Operating lease right-of-use assets	$7,639	$5,467

Operating lease liability obligations, current	$2,341	$1,452
Operating lease liability obligations, less current portion	5,909	4,807
Total lease liability obligations	$8,250	$6,259

Weighted-average remaining lease term	3.4	4.4
Weighted-average discount rate	8.9%	9.0%
During the years ended December 31, 2025 and 2024, the Company recognized $1.7 million and $1.1 million, respectively, in operating lease expenses, which are included in operating expenses in the Company's statements of operations and comprehensive loss.
Supplemental cash flow information related to operating leases as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,987	$126
Future minimum lease payments for the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$2,401
2027	3,517
2028	2,000
2029	1,556
Total minimum lease payments	9,474
Less: Amount representing interest	1,224
Total lease liability obligations	8,250
Less: Current portion of operating lease liabilities	2,341
Operating lease liabilities, net of current portion	$5,909
Litigation
From time to time, the Company may become involved in various legal proceedings and claims that arise in the ordinary course of our business activities. As of December 31, 2025 and 2024, the Company was not a party to any material legal proceedings.
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
11. Net Loss Per Share
For the year ended December 31, 2025, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company's Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.
The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	December 31,
	2025	2024
Common stock options	5,548,320	4,045,500
Common stock warrant	15,764	15,764
Total potentially dilutive securities	5,564,084	4,061,264
12. Segment Reporting
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

Contineum Therapeutics, Inc.
Notes to Audited Financial Statements — Continued
The following table provides the operating financial results of our single reportable segment (in thousands):

	Years Ended December 31,
	2025	2024
Significant segment expenses
Research and development
PIPE-791	$22,656	$11,257
PIPE-307	7,567	11,249
CTX-343	3,156	2,460
Discovery programs	5,339	4,789
Unallocated internal costs (1)	12,804	8,667
General and administrative	16,537	12,472
Total operating expenses	68,059	50,894
Loss from operations	(68,059)	(50,894)
Interest income	8,246	8,905
Other segment items (2)	(165)	(269)
Net loss	$(59,978)	$(42,258)
______________________
(1)Unallocated internal research and development costs include employee-related expenses that cannot be directly attributable to a specific research project, stock-based compensation for employees engaged in research and development functions, facilities, depreciation and other related expenses.
(2)Other segment items primarily include change in fair value of warrant liability and other expense, net.

13. Employee Benefit Plan
In January 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Company’s board of directors. Total contributions by the Company during the years ended December 31, 2025 and 2024 were $0.4 million and $0.3 million, respectively.
14. Subsequent Events
In January 2026, the Company’s board of directors adopted and approved the 2026 Employment Inducement Equity Incentive Plan (the “2026 Inducement Plan”). The terms of the 2026 Inducement Plan are substantially similar to the terms of the Company’s 2024 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2026 Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Under the 2026 Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company. The number of shares initially reserved for issuance under the 2026 Inducement Plan was 750,000. Options granted were pursuant to Nasdaq Listing Rule 5635(c)(4) and are subject to service-based vesting conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item and not set forth below will be set forth in the sections headed “Directors, Executive Officers and Corporate Governance” and “Proposal 1—Election of Directors” contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2025 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.
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
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the section headed “Independent Registered Public Accounting Firm” and “Proposal 2—Ratification of Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026” contained in our Proxy Statement and is incorporated herein by reference.
PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements. The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules. Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or notes thereto.
(3)Exhibits. The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K.
Exhibits

		Incorporated by Reference				Filed
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-278003	4.1	04/01/2024
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-42001	4.2	03/06/2025
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2021, by and among the Registrant and the other parties thereto.	S-1	333-278003	4.2	03/15/2024
4.4^	Warrant to Purchase Stock, issued to Silicon Valley Bank, dated as of September 1, 2020.	S-1	333-278003	4.3	03/15/2024
4.5	Letter Agreement, dated as of July 9, 2021, by and among the Registrant, Baker Bros. Advisors LP.	S-1	333-278003	4.4	03/15/2024
4.6	Amended and Restated Registration Rights Agreement dated as of July 9, 2021, by and between the Registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	S-1	333-278003	4.5	03/15/2024
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-278003	10.1	04/01/2024
10.2+	Contineum Therapeutics, Inc. 2012 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-278003	10.2	03/15/2024
10.3+	Contineum Therapeutics, Inc. 2024 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-278003	10.3	04/01/2024
10.4+	Contineum Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-1/A	333-278003	10.4	04/01/2024
10.5+	Offer Letter, dated as of August 14, 2018, by and between the Registrant and Carmine Stengone.	S-1/A	333-278003	10.5	04/01/2024

10.6+	Offer Letter, dated as of March 9, 2018, as amended by Amendment to Original Offer Letter, dated as of December 16, 2021, each by and between the Registrant and Daniel Lorrain, Ph.D.	S-1/A	333-278003	10.6	04/01/2024
10.7+	Offer Letter, dated as of August 20, 2020, by and between the Registrant and Peter Slover.	S-1/A	333-278003	10.7	04/01/2024
10.8+	Offer Letter, dated May 28, 2024, by and between the Registrant and John Healy.	10-Q	001-42001	10.2	08/14/2024
10.9+	Contineum Therapeutics, Inc. Executive Severance Plan.	8-K	001-42001	10.1	05/31/2024
10.10+	Form of Registrant’s Mutual Arbitration Agreement.	8-K	001-42001	10.2	05/31/2024
10.11^	Lease Agreement, dated October 25, 2023, by and between ARE-3535/3566 General Atomics Court, LLC and the Registrant.	S-1	333-278003	10.13	03/15/2024
10.12 †	License Agreement, dated February 3, 2023, by and between the Registrant and Janssen Pharmaceutica NV.	S-1	333-278003	10.16	03/15/2024
10.13+^	Offer Letter, dated as of April 3, 2025, by and between the Registrant and Tim Watkins.	10-Q	001-42001	10.1	08/05/2025
10.14+	Amendment to Offer Letter, dated as of April 18, 2025, by and between the Registrant and Tim Watkins.	10-Q	001-42001	10.2	08/05/2025
10.15	Sales Agreement, dated May 14, 2025, by and between Contineum Therapeutics, Inc. and Leerink Partners.	S-3	333-287275	1.2	05/14/2025
10.16	2026 Employment Inducement Equity Incentive Plan and forms of agreements thereunder.					X
10.17+	Amended Contineum Therapeutics, Inc. Non-Employee Director Compensation Program.					X
19.1^	Contineum Therapeutics, Inc. Insider Trading Policy.	10-K	001-42001	19.1	03/06/2025
21.1	List of Subsidiaries.	10-K	001-42001	21.1	03/06/2025
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Contineum Therapeutics, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-42001	97.1	03/06/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
_________________________________________
+Indicates management contract or compensatory plan.
†Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the Registrant treats as private or confidential.
^Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.
*The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Contineum Therapeutics, Inc.

March 5, 2026	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 5, 2026	By:	/s/ Peter Slover
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

Name	Title	Date

/s/ Carmine Stengone Carmine Stengone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026

/s/ Peter Slover Peter Slover	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 5, 2026

/s/ Evert Schimmelpennink Evert Schimmelpennink	Chairperson of the Board of Directors	March 5, 2026

/s/ Lori Lyons-Williams Lori Lyons-Williams	Director	March 5, 2026

/s/ Diego Miralles Diego Miralles	Director	March 5, 2026

/s/ Todd Brady Todd Brady	Director	March 5, 2026

/s/ Olivia Ware Olivia Ware	Director	March 5, 2026

/s/ Sarah Boyce Sarah Boyce	Director	March 5, 2026

/s/ Troy Ignelzi Troy Ignelzi	Director	March 5, 2026