Form 10-Q
period 2026-03-31
Contineum Therapeutics, Inc.
filed 2026-05-05
CIK 1855175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-42001
_______________________________________________________________________
Contineum Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	27-1467257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 General Atomics Court, Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
_______________________________________________________________________
(858) 333-5280
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 37,386,377 total shares outstanding, of which there were 32,723,877 shares of Class A common stock, $0.001 par value per share, outstanding and 4,662,500 shares of Class B common stock, $0.001 par value per share, outstanding.

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
•the sufficiency of our existing capital resources to fund our future operating expenses, development plans and capital expenditure requirements;
•the period during which we expect we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) or a smaller reporting company;
•our anticipated use of our existing cash, cash equivalents and marketable securities; and
•other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONTINEUM THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,158	$75,603
Marketable securities	226,170	187,293
Prepaid expenses and other current assets	6,636	5,021
Total current assets	252,964	267,917
Property and equipment, net	1,057	830
Other long-term assets	312	256
Operating lease right-of-use assets	7,016	7,639
Total assets	$261,349	$276,642
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,495	$1,016
Accrued expenses	2,859	6,387
Current portion of operating lease liabilities	2,303	2,341
Total current liabilities	6,657	9,744
Operating lease liabilities, net of current portion	4,651	5,909
Total liabilities	11,308	15,653
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding shares—32,723,877 and 31,236,787 at March 31, 2026 and December 31, 2025, respectively.	32	31
Class B common stock, $0.001 par value; authorized shares—20,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding shares—4,662,500 and 6,083,338 at March 31, 2026 and December 31, 2025, respectively.	5	6
Preferred stock, $0.001 par value; authorized shares—10,000,000 at March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025.	—	—
Additional paid-in-capital	442,093	438,072
Accumulated deficit	(191,836)	(177,380)
Accumulated other comprehensive income (loss)	(253)	260
Total stockholders' equity	250,041	260,989
Total liabilities and stockholders' equity	$261,349	$276,642
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$11,648	$13,712
General and administrative	5,256	4,398
Total operating expenses	16,904	18,110
Loss from operations	(16,904)	(18,110)
Other income (expense):
Interest income	2,505	2,250
Other expense, net	(57)	(130)
Total other income, net	2,448	2,120
Net loss	$(14,456)	$(15,990)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(513)	99
Comprehensive loss	$(14,969)	$(15,891)
Net loss per share, basic and diluted (a)	$(0.39)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	37,339,026	25,868,935
_____________
(a) Basic and diluted per share amounts are the same for Class A and Class B shares.
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	37,320,125	$37	$438,072	$260	$(177,380)	$260,989
Exercise of stock options	66,252	—	198	—	—	198
Stock-based compensation	—	—	3,823	—	—	3,823
Net loss	—	—	—	—	(14,456)	(14,456)
Unrealized loss on marketable securities	—	—	—	(513)	—	(513)
Balance at March 31, 2026	37,386,377	$37	$442,093	$(253)	$(191,836)	$250,041

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	—	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(14,456)	$(15,990)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	83	78
Noncash operating lease expense	624	233
Stock-based compensation	3,823	2,569
Accretion of premiums/discounts on marketable securities, net	(395)	(285)
Loss on disposal of property and equipment	2	67
Gain on marketable securities	—	(2)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,616)	203
Accounts payable	490	1,834
Accrued expenses	(3,525)	(2,862)
Operating lease liabilities	(1,296)	(257)
Net cash used in operating activities	(16,266)	(14,412)
Investing activities
Purchase of property and equipment	(312)	(47)
Purchases of marketable securities	(97,117)	(33,691)
Sales and maturities of marketable securities	58,121	48,653
Net cash provided by (used in) investing activities	(39,308)	14,915
Financing activities
Payments of deferred offering costs	(69)	—
Proceeds from exercise of stock options	198	24
Net cash provided by financing activities	129	24
Net increase (decrease) in cash and cash equivalents	(55,445)	527
Cash and cash equivalents at beginning of period	75,603	21,943
Cash and cash equivalents at end of period	$20,158	$22,470
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $14.5 million and $16.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company had an accumulated deficit of $191.8 million as of March 31, 2026. From its inception through March 31, 2026, the Company has financed its operations primarily from the sale of equity securities and convertible equity securities, and a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company.
In May 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (the “ATM Sales Agreement”) relating to the offer and sale of up to $75.0 million in shares of its Class A common stock, par value $0.001 per share (“Class A common stock”) in an “at-the-market” offering program (the “ATM Program”). During the year ended December 31, 2025, the Company sold 3,241,110 shares of its Class A common stock pursuant to the ATM Sales Agreement generating net proceeds of $19.0 million. In March 2026, the Company entered into Amendment No. 1 to the ATM Sales Agreement (the “ATM Amendment”) with Leerink Partners to increase the aggregate offering price of the shares of its Class A common stock that the Company may sell pursuant to the ATM Sales Agreement (as amended by the Amendment, the “Amended ATM Sales Agreement”). In connection with the ATM Amendment, the Company filed a prospectus supplement (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell up to $100.0 million in shares of its Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. The Company did not sell any shares of its Class A common stock under the Amended ATM Sales Agreement during the three months ended March 31, 2026.
In December 2025, the Company completed a follow-on public offering in which 8,097,570 shares of its Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million.
As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $246.3 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.
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
Unaudited Interim Condensed Financial Statements
The condensed balance sheet as of March 31, 2026, condensed statements of operations and comprehensive loss, condensed statements of stockholders’ equity, and condensed statements of cash flows for the three months ended March 31, 2026 and 2025, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2026, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Accounting estimates and management judgments reflected in the financial statements include: the accrual of research and development expenses; the incremental borrowing rate used to recognize the right-of-use assets and lease liabilities; the fair value of common stock; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). This standard addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
3. Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category (in thousands):

		March 31, 2026
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Cash equivalents	Less than 1	$17,869	$—	$(12)	17,857
U.S. Government agency securities	3 years or less	48,710	48	(64)	48,694
Certificate of deposit	Less than 1	1,408	1	—	1,409
Corporate debt securities	3 years or less	116,719	47	(254)	116,512
Commercial paper	Less than 1	49,435	1	(26)	49,410
Yankee debt	Less than 1	2,901	—	(5)	2,896
Asset-backed securities	3 years or less	7,238	13	(2)	7,249
Total		$244,280	$110	$(363)	$244,027

		December 31, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	2 years or less	$41,238	$136	$(1)	$41,373
Certificate of deposit	Less than 1	3,009	4	—	3,013
Corporate debt securities	2 years or less	81,614	84	—	81,698
Commercial paper	Less than 1	48,448	7	(2)	48,453
Yankee debt	Less than 1	4,463	2	—	4,465
Asset-backed securities	3 years or less	8,261	30	—	8,291
Total		$187,033	$263	$(3)	$187,293
The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit loss related to its investment portfolio. As of March 31, 2026, 119 out of 224 of the Company’s cash equivalents and available-for-sale debt securities were in an aggregate gross unrealized loss position. The unrealized losses were broadly distributed across the portfolio and not concentrated in any one security. As of December 31, 2025, 7 out of 225 of the Company’s available-for-sale debt securities were in an aggregate gross unrealized loss position. As of March 31, 2026 and December 31, 2025, all of the Company’s available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had been in a continuous unrealized loss position for less than 12 months. Based on the Company’s review of these investments as of March 31, 2026, the Company believes none of the unrealized loss positions were not other-than-temporary in nature.
The following tables summarize the Company’s cash equivalents and available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	March 31, 2026
	Fair Value	Unrealized Losses
Cash equivalents	$8,795	$(12)
U.S. Government agency securities	19,414	(64)
Corporate debt securities	86,083	(254)
Commercial paper	46,810	(26)
Yankee debt	2,896	(5)
Asset-backed securities	1,710	(2)
Total	$165,708	$(363)

	December 31, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$1,771	$(1)
Commercial paper	25,104	(2)
Total	$26,875	$(3)
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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026:
Assets:
Cash equivalents (1)	$18,305	$18,305	$—	$—
U.S. Government agency securities	48,694	48,694	—	—
Certificates of deposits	1,409	—	1,409	—
Corporate debt securities	116,512	—	116,512	—
Commercial paper	49,410	—	49,410	—
Yankee debt	2,896	—	2,896	—
Asset-backed securities	7,249	—	7,249	—
Total financial assets	$244,475	$66,999	$177,476	$—

December 31, 2025:
Assets:
Cash equivalents	$75,051	$75,051	$—	$—
U.S. Government agency securities	41,373	41,373	—	—
Certificates of deposits	3,013	—	3,013	—
Corporate debt securities	81,698	—	81,698	—
Commercial paper	48,453	—	48,453	—
Yankee debt	4,465	—	4,465	—
Asset-backed securities	8,291	—	8,291	—
Total financial assets	$262,344	$116,424	$145,920	$—
(1) Cash equivalents includes $17.9 million in short-term investments and $0.4 million in other cash equivalents.
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at March 31, 2026 and December 31, 2025 are money market funds with a carrying value and fair value of $9.0 million and $6.5 million, respectively, based upon a Level 1 fair value assessment.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation expenses	$1,568	$4,796
Accrued research and development expenses	993	1,195
Accrued professional and consulting expenses	205	342
Other accrued expenses	93	54
Total accrued expenses	$2,859	$6,387

6. Stockholders’ Equity
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share.
The following table summarizes the changes in Class A common stock and Class B common stock for the three months ended March 31, 2026 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2025	31,236,787	6,083,338
Exercise of stock options	66,252	—
Conversion of Class B common stock into Class A common stock	1,420,838	(1,420,838)
Balance at March 31, 2026	32,723,877	4,662,500
The following table summarizes the changes in Class A common stock and Class B common stock for the three months ended March 31, 2025 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2024	19,125,377	6,729,172
Exercise of stock options	17,000	—
Balance at March 31, 2025	19,142,377	6,729,172
Class A common stock reserved for future issuance consisted of the following:

	March 31, 2026	December 31, 2025
Common stock options granted and outstanding	7,485,027	5,548,320
Shares available for issuance under the 2024 Equity Incentive Plan	2,320,610	1,707,563
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	716,306	436,306
Shares available for issuance under the 2026 Inducement Plan	625,000	—
Total common stock reserved for future issuance	11,162,707	7,707,953
There are no shares of Class B common stock reserved for future issuance as of March 31, 2026 and December 31, 2025.
Follow-On Public Offering
In December 2025, the Company completed a follow-on public offering in which 8,097,570 shares of its Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million
Sales Agreement

In May 2025, the Company entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of its Class A common stock in the ATM Program. During the year ended December 31, 2025, the Company sold 3,241,110 shares of its Class A common stock pursuant to the ATM Sales Agreement generating net proceeds of $19.0 million. In March 2026, the Company entered into the ATM Amendment with Leerink Partners to increase the aggregate offering price of the shares of its Class A common stock that the Company may sell pursuant to the ATM Sales Agreement. In connection with the ATM Amendment, the Company filed the ATM Prospectus Supplement, pursuant to which the Company may offer and sell up to $100.0 million in shares of its Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. The Company did not sell any shares of its Class A common stock under the Amended ATM Sales Agreement during the three months ended March 31, 2026.

Equity Incentive Plans

As of March 31, 2026, there were 2,320,610 shares of the Company’s Class A common stock available for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”).
In January 2026, the Company’s board of directors adopted and approved the 2026 Employment Inducement Equity Incentive Plan (the “2026 Inducement Plan”). The terms of the 2026 Inducement Plan are substantially similar to the terms of the Company’s 2024 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2026 Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Under the 2026 Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company. The number of shares initially reserved for issuance under the 2026 Inducement Plan was 750,000. Options granted were pursuant to Nasdaq Listing Rule 5635(c)(4) and are subject to service-based vesting conditions. As of March 31, 2026, there were 625,000 shares of the Company’s Class A common stock available for issuance under the 2026 Inducement Plan.

Stock Options

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	5,548,320	$9.46	7.28	$18,235
Options granted	2,032,857	14.24	—	—
Options exercised	(66,252)	3.03	—	—
Options cancelled and forfeited	(29,898)	13.42	—	—
Options expired	—	—	—	—
Balance at March 31, 2026	7,485,027	$10.80	7.79	$24,046
Options vested and expected to vest as of March 31, 2026	7,485,027	$10.80	7.79	$24,046
Options exercisable as of March 31, 2026	3,505,900	$8.57	6.24	$18,254
The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.7 million and $0.2 million, respectively, determined as of the date of exercise.
The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Assumptions:
Expected term (in years)	6.02	6.07
Expected volatility	112%	93%
Risk free interest rate	3.90%	4.41%
Dividend yield	—	—

The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the three months ended March 31, 2026 and 2025 was $12.10 and $7.64 per share, respectively.
Stock-based compensation
Stock-based compensation has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,706	$1,083
General and administrative	2,117	1,486
Total	$3,823	$2,569
As of March 31, 2026, there was approximately $40.9 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.9 years.
Employee Stock Purchase Plan
As of March 31, 2026, there were 716,306 shares of the Company’s Class A common stock reserved and available for issuance under the 2024 Employee Stock Purchase Plan (“2024 ESPP”). During the three months ended March 31, 2026 and 2025, there were no shares purchased under the 2024 ESPP and the recorded expense was not material.
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
In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. As of March 31, 2026, the Company had completed the Phase 2 trial, and subsequently there were no remaining unsatisfied performance obligations from the J&J License Agreement. All variable consideration remained fully constrained as of March 31, 2026.
There was no revenue recognized for the three months ended March 31, 2026 and 2025. The Company does not have any products approved for sale and have not yet generated any revenue from product sales.
8. Commitments and Contingencies
Operating Lease
In October 2023, the Company executed a noncancelable operating lease for new premises to be used for office, research and development and laboratory purposes (“General Atomics Court Lease”). The General Atomics Court Lease has a five-year term with an option to extend for another three-year period subject to certain conditions, which the Company is not reasonably certain to exercise and therefore was not considered in determining the right-of-use (“ROU”) assets and lease liabilities balance.

In August 2025, the Company signed an amendment to the General Atomics Court Lease for additional space (“General Atomics Court Lease Expansion”). The General Atomics Court Lease Expansion commenced for accounting purposes in October 2025. The General Atomics Court Lease Expansion expires in December 2027 with an option to extend through October 2029, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. Upon commencement of the General Atomics Court Lease Expansion, the Company recorded an additional ROU asset and lease liability of approximately $1.4 million.

In November 2025, the Company leased certain equipment used in connection with its on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. The leases are accounted for as operating leases and have lease terms expiring in 2028. The Company recorded an ROU asset and lease liability of approximately $1.9 million.

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities as of March 31, 2026 and 2025 (in thousands, except for years and %):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$7,016	$7,639

Operating lease liability obligations, current	$2,303	$2,341
Operating lease liability obligations, less current portion	4,651	5,909
Total lease liability obligations	$6,954	$8,250

Weighted-average remaining lease term	3.3	3.4
Weighted-average discount rate	8.9%	8.9%
During the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0.4 million, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations and comprehensive loss.
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,328	$378
Future minimum lease payments for the Company’s operating lease liabilities as of March 31, 2026 were as follows (in thousands):

2026	$1,779
2027	2,636
2028	2,000
2029	1,556
Total minimum lease payments	7,971
Less: Amount representing interest	1,017
Total lease liability obligations	6,954
Less: Current portion of operating lease liabilities	2,303
Operating lease liabilities, net of current portion	$4,651

Litigation
From time to time, the Company may become involved in various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. As of March 31, 2026, the Company was not a party to any material legal proceedings.
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
9. Net Loss Per Share
For the three months ended March 31, 2026 and 2025, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company’s Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.
The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	March 31, 2026	March 31, 2025
Common stock options	7,485,027	5,107,770
Common stock warrant	15,764	15,764
Total potentially dilutive securities	7,500,791	5,123,534
10. Segment Reporting
The Company operates in one reportable segment, pioneering differentiated therapies for the treatment of NI&I indications with significant unmet need.
The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer, Carmine Stengone. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results of the Company as a whole using operating expenses, as reported on the Company’s statements of operations and comprehensive loss. Net loss is also a measure that is considered in monitoring budget versus actual results. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

Significant segment expenses within net loss include research and development related to PIPE-791, PIPE-307, CTX-343, discovery programs and unallocated internal costs, general and administrative and interest income.

The following table provides the operating financial results of the Company’s single reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Significant segment expenses
Research and development
PIPE-791	$6,051	$5,554
PIPE-307	251	2,615
CTX-343	273	1,378
Discovery programs	1,426	1,382
Unallocated internal costs(1)	3,647	2,783
General and administrative	5,256	4,398
Total operating expenses	16,904	18,110
Loss from operations	(16,904)	(18,110)
Interest income	2,505	2,250
Other segment items(2)	(57)	(130)
Net loss	$(14,456)	$(15,990)
______________________
(1)Unallocated internal research and development costs include employee-related expenses that cannot be directly attributable to a specific research project, stock-based compensation for employees engaged in research and development functions, facilities, depreciation and other related expenses.
(2)Other segment items include other expense, net which primarily consists of non-operating items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning projections about our accounting and finances, our clinical trial and product development plans and timelines, the indications, anticipated benefits of, and market opportunities for our drug candidates, our operating runway, our business strategies and plans, and other statements regarding future performance. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
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
Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid 1 receptor (“LPA1R”) in development for idiopathic pulmonary fibrosis (“IPF”) and chronic pain. LPA1R antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies, Phase 1 healthy volunteer data, and Phase 1 positron emission tomography (“PET”) data support the development of PIPE-791 for IPF and chronic pain. Specifically, based on its high bioavailability, high selectivity, low plasma protein binding, and long receptor residence time, we believe PIPE-791 has the potential to be a differentiated LPA1R therapy. In September 2025, we reported positive top-line data from our completed Phase 1b PET trial which measured the relationship of pharmacokinetics to receptor occupancy (“RO”) by PET imaging. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF, which was initiated in December 2025. In the fourth quarter of 2025, we completed enrollment for a Phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with chronic osteoarthritic pain or chronic low back pain. We announced positive topline data from this trial in April 2026. The Phase 1b trial achieved its primary endpoint demonstrating favorable safety and tolerability. We also observed encouraging trends across multiple exploratory efficacy endpoints including improvements in measures of pain, and other functional patient-reported outcomes. We believe these results support further evaluation of PIPE-791 in chronic pain.

Our second novel drug candidate, PIPE-307, is a selective, small-molecule inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression and relapse-remitting multiple sclerosis (“RRMS”). We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. In December 2024, J&J began recruiting an estimated 124 adult participants for the Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with major depressive disorder (“MDD”). We estimate this trial to be completed in June 2026. In November 2025, we reported top-line data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with RRMS. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD, or any other indication. We believe PIPE-307 is the most advanced selective M1R antagonist in clinical development.
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
In December 2024, J&J began recruiting an estimated 124 adult participants for the Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD. We estimate this trial to be completed in June 2026.

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
Financial Operations Overview
Revenue
We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We determined that the initial transaction price under the J&J License Agreement equals $50.0 million, consisting solely of the upfront, non-refundable payment of $50.0 million received during the year ended December 31, 2023. There was no revenue recognized for the three months ended March 31, 2026 and 2025. We do not have any products approved for sale and we have not yet generated any revenue from product sales.
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
Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three months ended March 31, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Direct external development program expense
PIPE-791	$6,051	$5,554
PIPE-307	251	2,615
CTX-343	273	1,378
Discovery programs	1,426	1,382
Unallocated internal research and development costs
Personnel related	917	628
Stock-based compensation	1,706	1,083
Facilities costs	505	504
Others	519	568
Total research and development costs	$11,648	$13,712
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
•delays in regulators or institutional review boards authorizing us or our investigators to commence or continue our clinical trials;
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
•our ability to receive necessary regulatory approvals from the U.S. Food and Drug Administration and comparable governmental bodies outside the United States;
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$11,648	$13,712	$(2,064)
General and administrative	5,256	4,398	858
Total operating expenses	16,904	18,110	(1,206)
Loss from operations	(16,904)	(18,110)	1,206
Other income (expense):
Interest income	2,505	2,250	255
Other expense, net	(57)	(130)	73
Total other income, net	2,448	2,120	328
Net loss	$(14,456)	$(15,990)	$1,534
Research and development expenses. Research and development expenses were $11.6 million and $13.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $2.1 million from period to period was due to the following:
•$2.5 million decrease in contract research organization costs due to a $2.3 million decrease in costs related to the completed VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS, a $1.4 million decrease in costs related to the completed Phase 1b PET trial for PIPE-791, and a $0.5 million decrease in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain partially offset by a $1.7 million increase in costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, and
•$1.1 million decrease in expenses for toxicology studies primarily for PIPE-791 and CTX-343.
Partially offsetting these decreases was a $0.8 increase in personnel-related expense related to an overall increase in personnel from period to period, $0.6 million increase in noncash stock-based compensation, and a $0.1 million increase in facilities costs.
General and administrative expenses. General and administrative expenses were $5.3 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.9 million was due to a $0.6 million increase in noncash stock-based compensation and a $0.2 million increase in personnel-related expenses related to an overall increase in personnel from period to period.
Interest income. Interest income was $2.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.2 million was due to an increase in funds invested in marketable securities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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

Through March 31, 2026, we have funded our operations primarily from the sale of equity securities, convertible equity securities, and the J&J License Agreement. Through March 31, 2026, we have raised gross proceeds of approximately $431.6 million through equity issuances and an upfront payment from the J&J License Agreement of $50.0 million. As of March 31, 2026, we had an accumulated deficit of $191.8 million.
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $246.3 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months following the date of this Quarterly Report on Form 10-Q.
In May 2025, we entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share in the ATM Program. During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement generating net proceeds of $19.0 million. In March 2026, we entered into the ATM Amendment with Leerink Partners to increase the aggregate offering price of the shares of our Class A common stock that we may sell pursuant to the ATM Sales Agreement. In connection with the ATM Amendment, we filed the ATM Prospectus Supplement, pursuant to which we may offer and sell up to $100.0 million in shares of our Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. We did not sell any shares of our Class A common stock under the ATM Amended Sales Agreement during the three months ended March 31, 2026.

In December 2025, we completed a follow-on public offering in which 8,097,570 shares of our Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(16,266)	$(14,412)
Net cash provided by (used in) investing activities	(39,308)	14,915
Net cash provided by financing activities	129	24
Net increase (decrease) in cash and cash equivalents	$(55,445)	$527
Operating Activities
Net cash used in operating activities was $16.3 million for the three months ended March 31, 2026, which primarily related to our net loss of $14.5 million and a $5.9 million change in operating assets and liabilities, partially offset by $4.1 million of noncash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and noncash operating lease expense. Net cash used in operating activities was $14.4 million for the three months ended March 31, 2025, which primarily related to our net loss of $16.0 million and a $1.1 million change in operating assets and liabilities, partially offset by $2.7 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense.
Investing Activities
Net cash used in investing activities was $39.3 million for the three months ended March 31, 2026, which related to $97.1 million of purchases of marketable securities and $0.3 million for purchases of property and equipment, partially offset by $58.1 million of sales and maturities of marketable securities. Net cash provided by investing activities was $14.9 million for the three months ended March 31, 2025, which primarily related to $48.7 million of sales and maturities of marketable securities, partially offset by $33.7 million of purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2026, which was primarily related to $0.2 million of proceeds from the exercise of stock options, partially offset by $0.1 million in payments of deferred offering costs. Net cash provided by financing activities was $24,000 for the three months ended March 31, 2025, which related to proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California and leased equipment used in connection with our on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. Our total contractual commitments for our lease agreements amount to approximately $8.0 million as of March 31, 2026.
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
There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
(c) Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
10.1	2026 Employment Inducement Equity Incentive Plan and forms of agreements thereunder.	10-K	001-42001	10.16	03/05/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
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

Contineum Therapeutics, Inc.

May 5, 2026	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 5, 2026	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)