Form 10-Q
period 2026-06-30
Contineum Therapeutics, Inc.
filed 2026-07-30
CIK 1855175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, the registrant had 37,621,132 total shares outstanding, of which there were 32,958,632 shares of Class A common stock, $0.001 par value per share, outstanding and 4,662,500 shares of Class B common stock, $0.001 par value per share, outstanding.

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
•our clinical translational approach, and our ability to identify and develop drug candidates that can potentially treat inflammatory and fibrotic diseases by targeting biological pathways associated with specific clinical impairment to alter the course of disease;
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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONTINEUM THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and par value data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,711	$75,603
Marketable securities	221,840	187,293
Prepaid expenses and other current assets	6,029	5,021
Total current assets	242,580	267,917
Property and equipment, net	929	830
Other long-term assets	364	256
Operating lease right-of-use assets	6,494	7,639
Total assets	$250,367	$276,642
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$505	$1,016
Accrued expenses	3,628	6,387
Current portion of operating lease liabilities	2,393	2,341
Total current liabilities	6,526	9,744
Operating lease liabilities, net of current portion	4,181	5,909
Total liabilities	10,707	15,653
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding shares—32,950,909 and 31,236,787 at June 30, 2026 and December 31, 2025, respectively.	33	31
Class B common stock, $0.001 par value; authorized shares—20,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding shares—4,662,500 and 6,083,338 at June 30, 2026 and December 31, 2025, respectively.	5	6
Preferred stock, $0.001 par value; authorized shares—10,000,000 at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025.	—	—
Additional paid-in-capital	447,185	438,072
Accumulated deficit	(206,990)	(177,380)
Accumulated other comprehensive income (loss)	(573)	260
Total stockholders' equity	239,660	260,989
Total liabilities and stockholders' equity	$250,367	$276,642
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,702	$14,063	$24,349	$27,775
General and administrative	4,726	3,839	9,983	8,237
Total operating expenses	17,428	17,902	34,332	36,012
Loss from operations	(17,428)	(17,902)	(34,332)	(36,012)
Other income (expense):
Interest income	2,342	2,029	4,847	4,279
Other expense, net	(68)	(167)	(125)	(297)
Total other income, net	2,274	1,862	4,722	3,982
Net loss	$(15,154)	$(16,040)	$(29,610)	$(32,030)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(320)	(23)	(833)	76
Comprehensive loss	$(15,474)	$(16,063)	$(30,443)	$(31,954)
Net loss per share, basic and diluted (a)	$(0.40)	$(0.62)	$(0.79)	$(1.24)
Weighted-average shares of common stock outstanding, basic and diluted	37,467,840	25,895,996	37,403,789	25,882,540
_____________
(a) Basic and diluted per share amounts are the same for Class A and Class B shares.
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	37,320,125	$37	$438,072	$260	$(177,380)	$260,989
Exercise of stock options	66,252	—	198	—	—	198
Stock-based compensation	—	—	3,823	—	—	3,823
Net loss	—	—	—	—	(14,456)	(14,456)
Unrealized loss on marketable securities	—	—	—	(513)	—	(513)
Balance at March 31, 2026	37,386,377	$37	$442,093	$(253)	$(191,836)	$250,041
Exercise of stock options	106,275	—	473	—	—	473
Shares purchased through employee stock purchase plan	120,757	1	779	—	—	780
Stock-based compensation	—	—	3,840	—	—	3,840
Net loss	—	—	—	—	(15,154)	(15,154)
Unrealized loss on marketable securities	—	—	—	(320)	—	(320)
Balance at June 30, 2026	37,613,409	$38	$447,185	$(573)	$(206,990)	$239,660

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	–	—	2,569	—	—	2,569
Net loss	–	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	–	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768
Shares purchased through employee stock purchase plan	48,346	—	267	—	—	267
Stock-based compensation	–	—	2,418	—	—	2,418
Net loss	–	—	—	—	(16,040)	(16,040)
Unrealized loss on marketable securities	–	—	—	(23)	—	(23)
Balance at June 30, 2025	25,919,895	$26	$320,649	$147	$(149,432)	$171,390
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(29,610)	$(32,030)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	217	157
Noncash operating lease expense	1,145	460
Stock-based compensation	7,663	4,987
Accretion of premiums/discounts on marketable securities, net	(1,246)	(692)
Loss on disposal of property and equipment	2	67
Gain on marketable securities	—	(6)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,005)	273
Other long-term assets	—	(6)
Accounts payable	(500)	190
Accrued expenses	(2,757)	(2,964)
Operating lease liabilities	(1,676)	(509)
Net cash used in operating activities	(27,767)	(30,073)
Investing activities
Purchase of property and equipment	(318)	(91)
Purchases of marketable securities	(142,902)	(59,128)
Sales and maturities of marketable securities	108,766	88,018
Net cash provided by (used in) investing activities	(34,454)	28,799
Financing activities
Payments of deferred offering costs	(122)	(176)
Proceeds from exercise of stock options	671	24
Proceeds from employee stock purchase plan	780	267
Net cash provided by financing activities	1,329	115
Net decrease in cash and cash equivalents	(60,892)	(1,159)
Cash and cash equivalents at beginning of period	75,603	21,943
Cash and cash equivalents at end of period	$14,711	$20,784
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Nature of Operations
Contineum Therapeutics, Inc. (the “Company”), is a clinical-stage biopharmaceutical company pioneering differentiated small molecule therapies for inflammatory and fibrotic diseases with significant unmet need. The Company was incorporated in the state of Delaware in 2009, and in November 2023 changed its name from Pipeline Therapeutics, Inc. to Contineum Therapeutics, Inc.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $15.2 million and $29.6 million for the three and six months ended June 30, 2026, respectively. The Company had an accumulated deficit of $207.0 million as of June 30, 2026. From its inception through June 30, 2026, the Company has financed its operations primarily from the sale of equity securities and convertible equity securities, and a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company.
In May 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (the “ATM Sales Agreement”) relating to the offer and sale of up to $75.0 million in shares of its Class A common stock, par value $0.001 per share (“Class A common stock”) in an “at-the-market” offering program (the “ATM Program”). In March 2026, the Company entered into Amendment No. 1 to the ATM Sales Agreement (the “ATM Amendment”) with Leerink Partners to increase the aggregate offering price of the shares of its Class A common stock that the Company may sell pursuant to the ATM Sales Agreement, as amended (the “Amended ATM Sales Agreement”). In connection with the ATM Amendment, the Company filed a prospectus supplement (the “ATM Prospectus Supplement”) for the offer and sale of up to $100.0 million in shares of its Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. The Company did not sell any shares of its Class A common stock under the Amended ATM Sales Agreement during the three and six months ended June 30, 2026.
In December 2025, the Company completed a follow-on public offering in which 8,097,570 shares of its Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million.
As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $236.6 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.
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
Unaudited Interim Condensed Financial Statements
The condensed balance sheet as of June 30, 2026, condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and condensed statements of cash flows for the six months ended June 30, 2026 and 2025, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2026, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
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

3. Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category (in thousands):

		June 30, 2026
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Cash equivalents	Less than 1	$12,564	$—	$(1)	$12,563
U.S. Government agency securities	3 years or less	46,789	9	(175)	46,623
Certificate of deposit	Less than 1	983	—	—	983
Corporate debt securities	3 years or less	127,521	3	(398)	127,126
Commercial paper	Less than 1	36,931	—	(12)	36,919
Yankee debt	Less than 1	3,607	—	(4)	3,603
Asset-backed securities	2 years or less	6,581	6	(1)	6,586
Total		$234,976	$18	$(591)	$234,403

		December 31, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	2 years or less	$41,238	$136	$(1)	$41,373
Certificate of deposit	Less than 1	3,009	4	—	3,013
Corporate debt securities	2 years or less	81,614	84	—	81,698
Commercial paper	Less than 1	48,448	7	(2)	48,453
Yankee debt	Less than 1	4,463	2	—	4,465
Asset-backed securities	3 years or less	8,261	30	—	8,291
Total		$187,033	$263	$(3)	$187,293
The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of June 30, 2026 and December 31, 2025, the Company did not record an allowance for credit loss related to its investment portfolio. As of June 30, 2026, 135 out of 202 of the Company’s cash equivalents and available-for-sale debt securities were in an aggregate gross unrealized loss position. The unrealized losses were broadly distributed across the portfolio and not concentrated in any one security. As of December 31, 2025, 7 out of 225 of the Company’s available-for-sale debt securities were in an aggregate gross unrealized loss position. As of June 30, 2026 and December 31, 2025, all of the Company’s available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had been in a continuous unrealized loss position for less than 12 months. Based on the Company’s review of these investments as of June 30, 2026, the Company believes none of the unrealized loss positions were not other-than-temporary in nature.
The following tables summarize the Company’s cash equivalents and available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	June 30, 2026
	Fair Value	Unrealized Losses
Cash equivalents	$8,840	$(1)
U.S. Government agency securities	29,258	(175)
Corporate debt securities	114,383	(398)
Commercial paper	36,919	(12)
Yankee debt	3,603	(4)
Asset-backed securities	3,350	(1)
Total	$196,353	$(591)

	December 31, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$1,771	$(1)
Commercial paper	25,104	(2)
Total	$26,875	$(3)
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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026:
Assets:
Cash equivalents (1)	$12,563	$12,563	$—	$—
U.S. Government agency securities	46,623	46,623	—	—
Certificates of deposits	983	—	983	—
Corporate debt securities	127,126	—	127,126	—
Commercial paper	36,919	—	36,919	—
Yankee debt	3,603	—	3,603	—
Asset-backed securities	6,586	—	6,586	—
Total financial assets	$234,403	$59,186	$175,217	$—

December 31, 2025:
Assets:
Cash equivalents	$75,051	$75,051	$—	$—
U.S. Government agency securities	41,373	41,373	—	—
Certificates of deposits	3,013	—	3,013	—
Corporate debt securities	81,698	—	81,698	—
Commercial paper	48,453	—	48,453	—
Yankee debt	4,465	—	4,465	—
Asset-backed securities	8,291	—	8,291	—
Total financial assets	$262,344	$116,424	$145,920	$—
(1) Cash equivalents includes $12.2 million in short-term investments and $0.4 million in other cash equivalents.
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at June 30, 2026 and December 31, 2025 are money market funds with a carrying value and fair value of $3.3 million and $6.5 million, respectively, based upon a Level 1 fair value assessment.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation expenses	$2,413	$4,796
Accrued research and development expenses	939	1,195
Accrued professional and consulting expenses	98	342
Other accrued expenses	178	54
Total accrued expenses	$3,628	$6,387

6. Stockholders’ Equity
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share.
The following table summarizes the changes in Class A common stock and Class B common stock for the six months ended June 30, 2026 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2025	31,236,787	6,083,338
Exercise of stock options	66,252	—
Conversion of Class B common stock into Class A common stock	1,420,838	(1,420,838)
Balance at March 31, 2026	32,723,877	4,662,500
Exercise of stock options	106,275	—
Shares purchased through employee stock purchase plan	120,757	—
Balance at June 30, 2026	32,950,909	4,662,500
The following table summarizes the changes in Class A common stock and Class B common stock for the six months ended June 30, 2025 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2024	19,125,377	6,729,172
Exercise of stock options	17,000	—
Balance at March 31, 2025	19,142,377	6,729,172
Shares purchased through employee stock purchase plan	48,346	—
Balance at June 30, 2025	19,190,723	6,729,172
Class A common stock reserved for future issuance consisted of the following:

	June 30, 2026	December 31, 2025
Common stock options granted and outstanding	7,656,913	5,548,320
Shares available for issuance under the 2024 Equity Incentive Plan	2,042,449	1,707,563
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	595,549	436,306
Shares available for issuance under the 2026 Inducement Plan	472,000	—
Convertible Class B common stock	4,662,500	6,083,338
Total common stock reserved for future issuance	15,445,175	13,791,291
There are no shares of Class B common stock reserved for future issuance as of June 30, 2026 and December 31, 2025.
Follow-On Public Offering
In December 2025, the Company completed a follow-on public offering in which 8,097,570 shares of its Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million

Sales Agreement

In May 2025, the Company entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of its Class A common stock in the ATM Program. In March 2026, the Company entered into the ATM Amendment with Leerink Partners to increase the aggregate offering price of the shares of its Class A common stock that the Company may sell pursuant to the ATM Sales Agreement. In connection with the ATM Amendment, the Company filed the ATM Prospectus Supplement for the offer and sale of up to $100.0 million in shares of its Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. The Company did not sell any shares of its Class A common stock under the Amended ATM Sales Agreement during the three and six months ended June 30, 2026.

Equity Incentive Plans

As of June 30, 2026, there were 2,042,449 shares of the Company’s Class A common stock available for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”).
In January 2026, the Company’s board of directors adopted and approved the 2026 Employment Inducement Equity Incentive Plan (the “2026 Inducement Plan”). The terms of the 2026 Inducement Plan are substantially similar to the terms of the Company’s 2024 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2026 Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Under the 2026 Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company. The number of shares initially reserved for issuance under the 2026 Inducement Plan was 750,000. Options granted were pursuant to Nasdaq Listing Rule 5635(c)(4) and are subject to service-based vesting conditions. As of June 30, 2026, there were 472,000 shares of the Company’s Class A common stock available for issuance under the 2026 Inducement Plan.

Stock Options

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	5,548,320	$9.46	7.28	$18,235
Options granted	2,357,857	14.15	—	—
Options exercised	(172,527)	3.90	—	—
Options cancelled and forfeited	(76,737)	12.47	—	—
Options expired	—	—	—	—
Balance at June 30, 2026	7,656,913	$10.99	7.54	$41,694
Options vested and expected to vest as of June 30, 2026	7,656,913	$10.99	7.54	$41,694
Options exercisable as of June 30, 2026	3,841,761	$8.93	6.20	$28,845
The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $1.8 million and $0.2 million, respectively, determined as of the date of exercise.
The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assumptions:
Expected term (in years)	5.84	5.69	6.00	5.96
Expected volatility	97%	95%	110%	94%
Risk free interest rate	4.15%	3.91%	3.93%	4.26%
Dividend yield	—	—	—	—
The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the three months ended June 30, 2026 and 2025 was $10.64 and $3.33 per share, respectively. The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the six months ended June 30, 2026 and 2025 was $11.90 and $6.37 per share, respectively.
Stock-based compensation
Stock-based compensation has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,806	$1,094	$3,512	$2,177
General and administrative	2,034	1,324	4,151	2,810
Total	$3,840	$2,418	$7,663	$4,987
As of June 30, 2026, there was approximately $40.1 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Employee Stock Purchase Plan
As of June 30, 2026, there were 595,549 shares of the Company’s Class A common stock reserved and available for issuance under the 2024 Employee Stock Purchase Plan (“2024 ESPP”). During the six months ended June 30, 2026, there were 120,757 shares purchased under the 2024 ESPP and the recorded expense was $0.4 million. During the six months ended June 30, 2025, there were 48,346 shares purchased under the 2024 ESPP and the recorded expense was $0.1 million.
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
In August 2023, the Company elected to conduct a Phase 2 trial using PIPE-307 for patients with multiple sclerosis, which was considered a contract modification under the accounting guidance that added promised goods or services that are distinct at a price that is below the standalone selling price. As of June 30, 2026, the Company had completed the Phase

2 trial, and subsequently there were no remaining unsatisfied performance obligations from the J&J License Agreement. All variable consideration remained fully constrained as of June 30, 2026.
There was no revenue recognized for the three and six months ended June 30, 2026 and 2025. The Company does not have any products approved for sale and have not yet generated any revenue from product sales.
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

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands, except for years and %):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$6,494	$7,639

Operating lease liability obligations, current	$2,393	$2,341
Operating lease liability obligations, less current portion	4,181	5,909
Total lease liability obligations	$6,574	$8,250

Weighted-average remaining lease term	3.0	3.4
Weighted-average discount rate	8.9%	8.9%
During the three months ended June 30, 2026 and 2025, the Company recognized $0.7 million and $0.4 million, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations and comprehensive loss. During the six months ended June 30, 2026 and 2025, the Company recognized $1.2 million and $0.8 million, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations and comprehensive loss.
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,866	$756
Future minimum lease payments for the Company’s operating lease liabilities as of June 30, 2026 were as follows (in thousands):

2026	$1,239
2027	2,636
2028	2,000
2029	1,556
Total minimum lease payments	7,431
Less: Amount representing interest	857
Total lease liability obligations	6,574
Less: Current portion of operating lease liabilities	2,393
Operating lease liabilities, net of current portion	$4,181
Litigation
From time to time, the Company may become involved in various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. As of June 30, 2026, the Company was not a party to any material legal proceedings.
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
9. Net Loss Per Share
For the three and six months ended June 30, 2026 and 2025, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company’s Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.
The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	June 30, 2026	June 30, 2025
Common stock options	7,656,913	5,580,612
Common stock warrant	15,764	15,764
Total potentially dilutive securities	7,672,677	5,596,376
10. Segment Reporting
The Company operates in one reportable segment, pioneering differentiated small molecule therapies inflammatory and fibrotic diseases with significant unmet need.
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
The following table provides the operating financial results of the Company’s single reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Significant segment expenses
Research and development
PIPE-791	$7,127	$6,178	$13,178	$11,732
PIPE-307	(259)	2,160	(8)	4,775
CTX-343	341	1,059	614	2,437
Discovery programs	1,317	1,328	2,743	2,710
Unallocated internal costs(1)	4,176	3,338	7,822	6,121
General and administrative	4,726	3,839	9,983	8,237
Total operating expenses	17,428	17,902	34,332	36,012
Loss from operations	(17,428)	(17,902)	(34,332)	(36,012)
Interest income	2,342	2,029	4,847	4,279
Other segment items(2)	(68)	(167)	(125)	(297)
Net loss	$(15,154)	$(16,040)	$(29,610)	$(32,030)
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
Overview
We are a clinical-stage biopharmaceutical company pioneering structurally differentiated small molecule therapies for inflammatory and fibrotic diseases with significant unmet need. We target biological pathways associated with specific clinical impairments that we believe, once modulated, will demonstrably alter the course of disease.
We focus on developing selective compounds targeting challenging molecular pathways and have built a portfolio of small molecule drug candidates. We believe our two clinical stage, internally-discovered drug candidates, PIPE-791 and PIPE-307, will have broad applicability across multiple indications. We are developing PIPE-307 in collaboration with J&J.
Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid receptor 1 (“LPAR1”) in development for idiopathic pulmonary fibrosis (“IPF”) and chronic pain. LPAR1 antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies, Phase 1 healthy volunteer data, and Phase 1 positron emission tomography (“PET”) data support the development of PIPE-791 for IPF, chronic pain and other fibrotic diseases. Specifically, based on its high bioavailability, high selectivity, low plasma protein binding, and long receptor residence time, we believe PIPE-791 has the potential to be a differentiated LPAR1 therapy with broad therapeutic potential (portfolio in a pill). In September 2025, we reported positive top-line data from our completed Phase 1b PET trial, which measured the relationship of pharmacokinetics to receptor occupancy (“RO”) by PET imaging. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF. The Company initiated patient dosing in PROPEL-IPF, a global Phase 2 clinical trial evaluating PIPE-791 for the treatment of patients with IPF, in the first quarter of 2026. PROPEL-IPF is a 26-week, randomized, double-blind, placebo-controlled clinical trial evaluating the efficacy, safety, tolerability and pharmacokinetics of once-daily, oral PIPE-791 in approximately 324 IPF patients. The primary efficacy endpoint is the change from baseline through week 26 in absolute forced vital capacity (FVC mL). To date, the Company has activated more than 50 clinical trial sites. In the fourth quarter of 2025, we completed enrollment for a Phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with chronic osteoarthritic pain or chronic low back pain. We announced positive topline data from this trial in April 2026. The Phase 1b trial achieved its primary endpoint demonstrating favorable safety and tolerability with no clinically-relevant orthostatic events. We also observed encouraging trends across multiple exploratory efficacy endpoints including improvements in measures of pain, and other functional patient-reported outcomes. We believe these results support further evaluation of PIPE-791 in chronic pain.

Our partnered novel drug candidate, PIPE-307, is a selective, small-molecule inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression. We have completed two Phase 1 trials of PIPE-307 in healthy volunteers. J&J completed enrollment of 107 adult participants for its Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120, in June 2026. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-

concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with major depressive disorder (“MDD”).

We have a portfolio of novel and proprietary small molecule programs that we believe can modulate innate pathways to restore function in inflammatory and fibrotic diseases. We retain worldwide rights to our LPAR1 programs and discovery portfolio, and we have partnered with J&J for the development and potential commercialization efforts of PIPE-307.

(1)We made a strategic decision to defer further clinical development for our CTX-343 program until funding is obtained to specifically move this program forward.

(2)J&J has sole discretion whether or not to further develop PIPE-307 for MDD or any other indication.

We are also actively conducting preclinical and discovery-phase experiments targeting various indications where our internally-discovered molecules may have therapeutic potential.

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
J&J completed enrollment of 107 adult participants for its Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120, in June 2026. This trial is a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD.

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
Financial Operations Overview
Revenue
We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We determined that the initial transaction price under the J&J License Agreement equals $50.0 million, consisting solely of the upfront, non-refundable payment of $50.0 million received during the year ended December 31, 2023. There was no revenue recognized for the three and six months ended June 30, 2026 and 2025. We do not have any products approved for sale and we have not yet generated any revenue from product sales.
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
Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three and six months ended June 30, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$7,127	$6,178	$13,178	$11,732
PIPE-307	(259)	2,160	(8)	4,775
CTX-343	341	1,059	614	2,437
Discovery programs	1,317	1,328	2,743	2,710
Unallocated internal research and development costs
Personnel related	1,085	1,207	2,002	1,835
Stock-based compensation	1,806	1,094	3,512	2,177
Facilities costs	728	482	1,233	986
Others	557	555	1,075	1,123
Total research and development costs	$12,702	$14,063	$24,349	$27,775
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$12,702	$14,063	$(1,361)
General and administrative	4,726	3,839	887
Total operating expenses	17,428	17,902	(474)
Loss from operations	(17,428)	(17,902)	474
Other income (expense):
Interest income	2,342	2,029	313
Other expense, net	(68)	(167)	99
Total other income, net	2,274	1,862	412
Net loss	$(15,154)	$(16,040)	$886
Research and development expenses. Research and development expenses were $12.7 million and $14.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.4 million from period to period was due to the following:
•$2.0 million decrease in contract research organization costs due to a $2.1 million decrease in costs related to the completed VISTA Phase 2 clinical trial for PIPE-307 for the treatment of relapse-remitting multiple sclerosis (“RRMS”), a $0.9 million decrease in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $0.4 million decrease in costs related to the completed Phase 1b PET trial for PIPE-791 partially offset by a $1.4 million increase in costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, and
•$0.8 million decrease in expenses for toxicology studies primarily for PIPE-791 and CTX-343.
Partially offsetting these decreases was a $0.7 million increase in noncash stock-based compensation, $0.4 million increase in personnel-related expense related to an overall increase in personnel from period to period, $0.2 million increase in facilities costs, and $0.2 million increase in equipment costs.
General and administrative expenses. General and administrative expenses were $4.7 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.9 million was due to a $0.7 million increase in noncash stock-based compensation and a $0.2 million increase in personnel-related expenses related to an overall increase in personnel from period to period.
Interest income. Interest income was $2.3 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.3 million was due to an increase in funds invested in marketable securities during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$24,349	$27,775	$(3,426)
General and administrative	9,983	8,237	1,746
Total operating expenses	34,332	36,012	(1,680)
Loss from operations	(34,332)	(36,012)	1,680
Other income (expense):
Interest income	4,847	4,279	568
Other expense, net	(125)	(297)	172
Total other income, net	4,722	3,982	740
Net loss	$(29,610)	$(32,030)	$2,420
Research and development expenses. Research and development expenses were $24.4 million and $27.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $3.4 million from period to period was due to the following:
•$4.6 million decrease in contract research organization costs due to a $4.4 million decrease in costs related to the completed VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS, a $1.8 million decrease in costs related to the completed Phase 1b PET trial for PIPE-791, and a $1.5 million decrease in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain partially offset by a $3.1 million increase in costs related to the Phase 2 trial for PIPE-791 for the treatment of IPF, and
•$1.9 million decrease in expenses for toxicology studies primarily for PIPE-791 and CTX-343.
Partially offsetting these decreases was a $1.3 million increase in noncash stock-based compensation, $1.2 million increase in personnel-related expense related to an overall increase in personnel from period to period, $0.4 million increase in equipment costs, and $0.2 million increase in facilities costs.
General and administrative expenses. General and administrative expenses were $10.0 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.8 million was due to a $1.3 million increase in noncash stock-based compensation and a $0.4 million increase in personnel-related expenses related to an overall increase in personnel from period to period.
Interest income. Interest income was $4.9 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $0.6 million was due to an increase in funds invested in marketable securities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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
Through June 30, 2026, we have funded our operations primarily from the sale of equity securities, convertible equity securities, and the J&J License Agreement. Through June 30, 2026, we have raised gross proceeds of approximately $431.6 million through equity issuances and an upfront payment from the J&J License Agreement of $50.0 million. As of June 30, 2026, we had an accumulated deficit of $207.0 million.
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $236.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months following the date of this Quarterly Report on Form 10-Q.
In May 2025, we entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share in the ATM Program. During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement generating net proceeds of $19.0 million. In March 2026, we entered into the ATM Amendment with Leerink Partners to increase the aggregate offering price of the shares of our Class A common stock that we may sell pursuant to the ATM Sales Agreement. In connection with the ATM Amendment, we filed the ATM Prospectus Supplement for the offer and sale of up to $100.0 million in shares of our Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. We did not sell any shares of our Class A common stock under the Amended ATM Sales Agreement during the three and six months ended June 30, 2026.

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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(27,767)	$(30,073)
Net cash provided by (used in) investing activities	(34,454)	28,799
Net cash provided by financing activities	1,329	115
Net decrease in cash and cash equivalents	$(60,892)	$(1,159)
Operating Activities
Net cash used in operating activities was $27.8 million for the six months ended June 30, 2026, which primarily related to our net loss of $29.6 million and a $5.9 million change in operating assets and liabilities, partially offset by $7.8 million of noncash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and noncash operating lease expense. Net cash used in operating activities was $30.1 million for the six months ended June 30, 2025, which primarily related to our net loss of $32.0 million and a $3.0 million change in operating assets and liabilities, partially offset by $4.9 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense.
Investing Activities
Net cash used in investing activities was $34.5 million for the six months ended June 30, 2026, which related to $142.9 million of purchases of marketable securities and $0.3 million of purchases of property and equipment, partially offset by $108.8 million of sales and maturities of marketable securities. Net cash provided by investing activities was $28.8 million for the six months ended June 30, 2025, which primarily related to $88.0 million of sales and maturities of marketable securities, partially offset by $59.1 million of purchases of marketable securities and $0.1 million of purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was approximately $1.3 million for the six months ended June 30, 2026, which was primarily related to $0.8 million of proceeds from the employee stock purchase plan and $0.7 million of proceeds from the exercise of stock options, partially offset by $0.1 million in payments of deferred offering costs. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2025, which primarily related to $0.3 million of proceeds from the employee stock purchase plan, partially offset by $0.2 million in payments of deferred offering costs.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California and leased equipment used in connection with our on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. Our total contractual commitments for our lease agreements amount to approximately $7.4 million as of June 30, 2026.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. The below risk factor updates and replaces the risk factor with the same title in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K. Except as set forth below, there have been no material changes from the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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

If the FDA or comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of the drug candidates we develop or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities, which would delay our development program and planned clinical trials and significantly impact our ability to develop, obtain regulatory approval for, or commercialize such drug candidates, if approved. In addition, any failure to achieve and maintain compliance with laws, regulations, and standards related to manufacturing could subject us to risks, including the risk that we may have to suspend the manufacture of a drug candidate, that obtained approvals could be revoked, and that the FDA or another governmental regulatory authority may take enforcement actions, including untitled letters, warning letters, seizures, injunctions, or product recalls. In addition, foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” The Office of Management and Budget (“OMB”) of the U.S. government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent and successor entities of the foregoing. WuXi AppTec, our current CMO for the manufacture and supply of PIPE-791, was designated on the 1260H List on June 8, 2026. There is, however an applicable safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as an applicable grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. If WuXi AppTec is ultimately designated as a “biotechnology company of concern” by OMB, we may be restricted in the future in our ability to work with WuXi AppTec to the extent we contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement. In addition to the BIOSECURE Act, any additional executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi AppTec. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed, or our commercial activities could be harmed.

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
(c) Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

Contineum Therapeutics, Inc.

July 30, 2026	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 30, 2026	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)