Form 10-Q
period 2026-09-30
Contineum Therapeutics, Inc.
filed 2026-11-03
CIK 1855175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 39,265,813 total shares outstanding, of which there were 35,353,313 shares of Class A common stock, $0.001 par value per share, outstanding and 3,912,500 shares of Class B common stock, $0.001 par value per share, outstanding.

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
•the timing and progress of our current clinical trials, the expected results of these clinical trials and the timing of initiation and/or completion of our planned and future clinical trials;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:

•We are heavily dependent on the success of PIPE-791, our lead drug candidate, which is in the early stages of clinical development. If PIPE-791, PIPE-307 or our other drug candidates do not progress through clinical development, eventually receive regulatory approval or, even if approved, are not successfully commercialized, our business will be materially adversely harmed.
•Clinical drug development is a lengthy, expensive and risky process with uncertain timelines and uncertain outcomes. The results of earlier preclinical studies and clinical trials, including those conducted by third parties, may not be predictive of future results and unexpected adverse side effects or inadequate efficacy of our drug candidates may limit their development, regulatory approval and/or commercialization. If clinical trials for the drug candidates we develop do not meet safety or efficacy endpoints or are prolonged or delayed, these drug candidates may not receive the required regulatory approvals, and therefore could not be commercialized on a timely basis or at all.

•We may experience delays in initiating and successfully completing the clinical trials that we conduct or intend to conduct. The FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our proposed clinical trials and/or require us to conduct additional studies or clinical trials or provide additional patient data, which could be costly, time-consuming and difficult to complete. If we are ultimately unable to obtain regulatory approval to commercialize PIPE-791 or any other drug candidates that we develop or if J&J elects not to continue to develop PIPE-307 or is unable to obtain regulatory approval to commercialize it, our business will be substantially harmed.

•We may not be successful in our efforts to identify and develop additional drug candidates or identify additional indications for the treatment of inflammatory and fibrotic diseases. Due to our limited resources and access to capital, we must prioritize development of a limited number of drug candidates, the choice of which may prove to be wrong and adversely affect our business and prospects.

•We have conducted, are conducting and may continue to conduct clinical trials outside of the United States. The FDA and other regulatory authorities or ethics committees may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business and financial condition.

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

•If J&J elects not to continue development of PIPE-307 or terminates the J&J License Agreement, or if the J&J License Agreement otherwise does not result in the successful development of PIPE-307, we will not receive future milestone payments or royalties, and our business, financial condition and results of operations will be harmed.

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

•Even if PIPE-791 receives marketing approval in an indication, it may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.

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

CONTINEUM THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONTINEUM THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$75,198	$75,603
Marketable securities	169,286	187,293
Prepaid expenses and other current assets	5,260	5,021
Total current assets	249,744	267,917
Property and equipment, net	848	830
Other long-term assets	300	256
Operating lease right-of-use assets	6,096	7,639
Total assets	$256,988	$276,642
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$641	$1,016
Accrued expenses	4,663	6,387
Current portion of operating lease liabilities	2,724	2,341
Total current liabilities	8,028	9,744
Operating lease liabilities, net of current portion	3,542	5,909
Total liabilities	11,570	15,653
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; authorized shares—200,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding shares—35,337,047 and 31,236,787 at September 30, 2026 and December 31, 2025, respectively.	35	31
Class B common stock, $0.001 par value; authorized shares—20,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding shares—3,912,500 and 6,083,338 at September 30, 2026 and December 31, 2025, respectively.	4	6
Preferred stock, $0.001 par value; authorized shares—10,000,000 at September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025.	—	—
Additional paid-in-capital	472,573	438,072
Accumulated deficit	(225,687)	(177,380)
Accumulated other comprehensive income (loss)	(1,507)	260
Total stockholders' equity	245,418	260,989
Total liabilities and stockholders' equity	$256,988	$276,642
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,985	$10,992	$40,334	$38,767
General and administrative	4,981	3,940	14,964	12,177
Total operating expenses	20,966	14,932	55,298	50,944
Loss from operations	(20,966)	(14,932)	(55,298)	(50,944)
Other income (expense):
Interest income	2,362	1,957	7,207	6,236
Other income (expense), net	(93)	183	(216)	(114)
Total other income, net	2,269	2,140	6,991	6,122
Net loss	$(18,697)	$(12,792)	$(48,307)	$(44,822)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(934)	118	(1,767)	194
Comprehensive loss	$(19,631)	$(12,674)	$(50,074)	$(44,628)
Net loss per share, basic and diluted (a)	$(0.49)	$(0.45)	$(1.28)	$(1.68)
Weighted-average shares of common stock outstanding, basic and diluted	38,390,234	28,115,548	37,736,217	26,635,056
_____________
(a) Basic and diluted per share amounts are the same for Class A and Class B shares.
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	37,320,125	$37	$438,072	$260	$(177,380)	$260,989
Exercise of stock options	66,252	—	198	—	—	198
Stock-based compensation	—	—	3,823	—	—	3,823
Net loss	—	—	—	—	(14,456)	(14,456)
Unrealized loss on marketable securities	—	—	—	(513)	—	(513)
Balance at March 31, 2026	37,386,377	$37	$442,093	$(253)	$(191,836)	$250,041
Exercise of stock options	106,275	—	473	—	—	473
Shares purchased through employee stock purchase plan	120,757	1	779	—	—	780
Stock-based compensation	—	—	3,840	—	—	3,840
Net loss	—	—	—	—	(15,154)	(15,154)
Unrealized loss on marketable securities	—	—	—	(320)	—	(320)
Balance at June 30, 2026	37,613,409	$38	$447,185	$(573)	$(206,990)	$239,660
Exercise of stock options	226,695	—	1,104	—	—	1,104
Issuance of common stock in at-the-market offering	1,409,443	1	19,426	—	—	19,427
Stock-based compensation	—	—	4,858	—	—	4,858
Net loss	—	—	—	—	(18,697)	(18,697)
Unrealized loss on marketable securities	—	—	—	(934)	—	(934)
Balance at September 30, 2026	39,249,547	$39	$472,573	$(1,507)	$(225,687)	$245,418

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	25,854,549	$26	$315,371	$71	$(117,402)	$198,066
Exercise of stock options	17,000	—	24	—	—	24
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(15,990)	(15,990)
Unrealized gain on marketable securities	—	—	—	99	—	99
Balance at March 31, 2025	25,871,549	$26	$317,964	$170	$(133,392)	$184,768
Shares purchased through employee stock purchase plan	48,346	—	267	—	—	267
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(16,040)	(16,040)
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Balance at June 30, 2025	25,919,895	$26	$320,649	$147	$(149,432)	$171,390
Issuance of common stock in at-the-market offering, net of issuance costs	3,241,110	3	19,009	—	—	19,012
Exercise of stock options	21,506	—	173	—	—	173
Stock-based compensation	—	—	2,569	—	—	2,569
Net loss	—	—	—	—	(12,792)	(12,792)
Unrealized loss on marketable securities	—	—	—	118	—	118
Balance at September 30, 2025	29,182,511	$29	$342,400	$265	$(162,224)	$180,470
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(48,307)	$(44,822)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	298	238
Noncash operating lease expense	1,543	693
Stock-based compensation	12,521	7,556
Accretion of premiums/discounts on marketable securities, net	(579)	(688)
Loss on disposal of property and equipment	2	67
Gain on marketable securities	—	(6)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(233)	(892)
Other long-term assets	—	(6)
Accounts payable	(364)	(1,031)
Accrued expenses	(1,724)	(2,613)
Operating lease liabilities	(1,984)	(766)
Net cash used in operating activities	(38,827)	(42,270)
Investing activities
Purchase of property and equipment	(318)	(189)
Purchases of marketable securities	(158,946)	(77,769)
Sales and maturities of marketable securities	175,763	121,698
Net cash provided by investing activities	16,499	43,740
Financing activities
Payments of deferred offering costs	(58)	(256)
Proceeds from issuance of common stock in at-the-market offering, net of offering costs	19,427	19,012
Proceeds from exercise of stock options	1,775	197
Proceeds from employee stock purchase plan	779	267
Net cash provided by financing activities	21,923	19,220
Net increase (decrease) in cash and cash equivalents	(405)	20,690
Cash and cash equivalents at beginning of period	75,603	21,943
Cash and cash equivalents at end of period	$75,198	$42,633
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONTINEUM THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Nature of Operations
Contineum Therapeutics, Inc. (the “Company”), is a clinical-stage biopharmaceutical company pioneering structurally differentiated small molecule therapies for inflammatory and fibrotic diseases with significant unmet need. The Company was incorporated in the state of Delaware in 2009, and in November 2023 changed its name from Pipeline Therapeutics, Inc. to Contineum Therapeutics, Inc.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. The Company incurred a net loss of $18.7 million and $48.3 million for the three and nine months ended September 30, 2026, respectively. The Company had an accumulated deficit of $225.7 million as of September 30, 2026. From its inception through September 30, 2026, the Company has financed its operations primarily from the sale of equity securities and convertible equity securities, and a global license and development agreement (the “J&J License Agreement”) the Company entered in February 2023 with Janssen Pharmaceutica NV, a Johnson & Johnson company.
In May 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (the “ATM Sales Agreement”) relating to the offer and sale of up to $75.0 million in shares of its Class A common stock, par value $0.001 per share (“Class A common stock”) in an “at-the-market” offering program (the “ATM Program”). In March 2026, the Company entered into Amendment No. 1 to the ATM Sales Agreement (the “ATM Amendment”) with Leerink Partners to increase the aggregate offering price of the shares of its Class A common stock that the Company may sell pursuant to the ATM Sales Agreement, as amended (the “Amended ATM Sales Agreement”). In connection with the ATM Amendment, the Company filed a prospectus supplement (the “ATM Prospectus Supplement”) for the offer and sale of up to $100.0 million in shares of its Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. During the three months ended September 30, 2026, the Company sold 1,409,443 shares of its Class A common stock pursuant to the Amended ATM Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $14.19 per share, resulting in gross proceeds of $20.0 million. The Company received net proceeds of $19.4 million after deducting sales agent commissions and offering costs of $0.6 million.
In December 2025, the Company completed a follow-on public offering in which 8,097,570 shares of its Class A common stock were sold at a public offering price of $12.25 per share resulting in aggregate net proceeds of $93.0 million.
As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $244.5 million. Management believes the Company's existing cash, cash equivalents and marketable securities will be sufficient to support its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.
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
Unaudited Interim Condensed Financial Statements
The condensed balance sheet as of September 30, 2026, condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and condensed statements of cash flows for the nine months ended September 30, 2026 and 2025, and related notes to condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2026, there were no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
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
3. Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category (in thousands):

		September 30, 2026
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Cash equivalents	Less than 1	$74,720	$—	$(51)	$74,669
U.S. Government agency securities	3 years or less	39,479	—	(404)	39,075
Certificate of deposit	Less than 1	1,165	—	(1)	1,164
Corporate debt securities	3 years or less	111,899	2	(1,030)	110,871
Commercial paper	Less than 1	11,287	—	(18)	11,269
Yankee debt	Less than 1	2,573	—	(4)	2,569
Asset-backed securities	2 years or less	4,339	2	(3)	4,338
Total		$245,462	$4	$(1,511)	$243,955

		December 31, 2025
			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Cash equivalents	Less than 1	$75,051	$—	$—	$75,051
U.S. Government agency securities	2 years or less	41,238	136	(1)	41,373
Certificate of deposit	Less than 1	3,009	4	—	3,013
Corporate debt securities	2 years or less	81,614	84	—	81,698
Commercial paper	Less than 1	48,448	7	(2)	48,453
Yankee debt	Less than 1	4,463	2	—	4,465
Asset-backed securities	3 years or less	8,261	30	—	8,291
Total		$262,084	$263	$(3)	$262,344
The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. As of September 30, 2026 and December 31, 2025, the Company did not record an allowance for credit loss related to its investment portfolio. As of September 30, 2026, 152 out of 179 of the Company’s cash equivalents and available-for-sale debt securities were in an aggregate gross unrealized loss position. The unrealized losses were broadly distributed across the portfolio and not concentrated in any one security. As of December 31, 2025, 7 out of 225 of the Company’s cash equivalents and available-for-sale debt securities were in an aggregate gross unrealized loss position. As of September 30, 2026 and December 31, 2025, all of the Company’s available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded had been in a continuous unrealized loss position for less than 12 months. Based on the Company’s review of these securities as of September 30, 2026, the Company believes that all unrealized loss positions were not other-than-temporary in nature.
The following tables summarize the Company’s cash equivalents and available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type (in thousands):

	September 30, 2026
	Fair Value	Unrealized Losses
Cash equivalents	$64,293	$(51)
U.S. Government agency securities	36,786	(404)
Certificate of deposit	1,164	(1)
Corporate debt securities	107,908	(1,030)
Commercial paper	10,045	(18)
Yankee debt	2,569	(4)
Asset-backed securities	1,750	(3)
Total	$224,515	$(1,511)

	December 31, 2025
	Fair Value	Unrealized Losses
U.S. Government agency securities	$1,771	$(1)
Commercial paper	25,104	(2)
Total	$26,875	$(3)
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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026:
Assets:
Cash equivalents (1)	$74,669	$74,669	$—	$—
U.S. Government agency securities	39,075	39,075	—	—
Certificates of deposits	1,164	—	1,164	—
Corporate debt securities	110,871	—	110,871	—
Commercial paper	11,269	—	11,269	—
Yankee debt	2,569	—	2,569	—
Asset-backed securities	4,338	—	4,338	—
Total financial assets	$243,955	$113,744	$130,211	$—

December 31, 2025:
Assets:
Cash equivalents	$75,051	$75,051	$—	$—
U.S. Government agency securities	41,373	41,373	—	—
Certificates of deposits	3,013	—	3,013	—
Corporate debt securities	81,698	—	81,698	—
Commercial paper	48,453	—	48,453	—
Yankee debt	4,465	—	4,465	—
Asset-backed securities	8,291	—	8,291	—
Total financial assets	$262,344	$116,424	$145,920	$—
(1) Cash equivalents includes $74.4 million in short-term investments and $0.3 million in other cash equivalents.
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at September 30, 2026 and December 31, 2025 are money market funds with a carrying value and fair value of $10.0 million and $6.5 million, respectively, based upon a Level 1 fair value assessment.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation expenses	$3,488	$4,796
Accrued research and development expenses	873	1,195
Accrued professional and consulting expenses	142	342
Other accrued expenses	160	54
Total accrued expenses	$4,663	$6,387

6. Stockholders’ Equity
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. Class A common stock has one vote per share and Class B common stock has no votes per share.
The following table summarizes the changes in Class A common stock and Class B common stock for the nine months ended September 30, 2026 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2025	31,236,787	6,083,338
Exercise of stock options	66,252	—
Conversion of Class B common stock into Class A common stock	1,420,838	(1,420,838)
Balance at March 31, 2026	32,723,877	4,662,500
Exercise of stock options	106,275	—
Shares purchased through employee stock purchase plan	120,757	—
Balance at June 30, 2026	32,950,909	4,662,500
Exercise of stock options	226,695	—
Conversion of Class B common stock into Class A common stock	750,000	(750,000)
Issuance of common stock in at-the-market offering	1,409,443	—
Balance at September 30, 2026	35,337,047	3,912,500
The following table summarizes the changes in Class A common stock and Class B common stock for the nine months ended September 30, 2025 (in shares):

	Common Stock
	Class A	Class B
Balance at December 31, 2024	19,125,377	6,729,172
Exercise of stock options	17,000	—
Balance at March 31, 2025	19,142,377	6,729,172
Shares purchased through employee stock purchase plan	48,346	—
Balance at June 30, 2025	19,190,723	6,729,172
Issuance of common stock in at-the-market offering	3,241,110	—
Conversion of Class B common stock into Class A common stock	312,500	(312,500)
Exercise of stock options	21,506	—
Balance at September 30, 2025	22,765,839	6,416,672
Class A common stock reserved for future issuance consisted of the following:

	September 30, 2026	December 31, 2025
Common stock options granted and outstanding	7,272,827	5,548,320
Shares available for issuance under the 2024 Equity Incentive Plan	2,199,840	1,707,563
Common stock warrant	15,764	15,764
Common stock reserved under the 2024 Employee Stock Purchase Plan	595,549	436,306
Shares available for issuance under the 2026 Employment Inducement Equity Incentive Plan	472,000	—
Convertible Class B common stock	3,912,500	6,083,338
Total common stock reserved for future issuance	14,468,480	13,791,291

There are no shares of Class B common stock reserved for future issuance as of September 30, 2026 and December 31, 2025.
Equity Incentive Plans

As of September 30, 2026, there were 2,199,840 shares of the Company’s Class A common stock available for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”).
In January 2026, the Company’s board of directors adopted and approved the 2026 Employment Inducement Equity Incentive Plan (the “2026 Inducement Plan”). The terms of the 2026 Inducement Plan are substantially similar to the terms of the Company’s 2024 Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2026 Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Under the 2026 Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company. The number of shares initially reserved for issuance under the 2026 Inducement Plan was 750,000. Options granted were pursuant to Nasdaq Listing Rule 5635(c)(4) and are subject to service-based vesting conditions. As of September 30, 2026, there were 472,000 shares of the Company’s Class A common stock available for issuance under the 2026 Inducement Plan.

Stock Options

Stock option activity is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	5,548,320	$9.46	7.28	$18,235
Options granted	2,399,357	14.17	—	—
Options exercised	(399,222)	4.45	—	—
Options cancelled and forfeited	(271,428)	11.69	—	—
Options expired	(4,200)	15.09	—	—
Balance at September 30, 2026	7,272,827	$11.20	7.32	$22,010
Options vested and expected to vest as of September 30, 2026	7,272,827	$11.20	7.32	$22,010
Options exercisable as of September 30, 2026	3,967,646	$9.46	6.05	$18,556
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $4.3 million and $0.3 million, respectively, determined as of the date of exercise.
The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options expected to vest was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Assumptions:
Expected term (in years)	6.08	6.08	6.00	5.96
Expected volatility	107%	97%	110%	94%
Risk free interest rate	4.54%	3.89%	3.95%	4.25%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the three months ended September 30, 2026 and 2025 was $12.79 and $4.84 per share, respectively. The weighted-average grant-date fair value per share of stock options granted and expected to vest as of their grant date during the nine months ended September 30, 2026 and 2025 was $11.92 and $6.33 per share, respectively.
Stock-Based Compensation
Stock-based compensation has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,557	$1,176	$6,069	$3,353
General and administrative	2,301	1,393	6,452	4,203
Total	$4,858	$2,569	$12,521	$7,556
As of September 30, 2026, there was approximately $34.8 million of total unrecognized stock-based compensation related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Employee Stock Purchase Plan
As of September 30, 2026, there were 595,549 shares of the Company’s Class A common stock reserved and available for issuance under the 2024 Employee Stock Purchase Plan (“2024 ESPP”). During the nine months ended September 30, 2026, there were 120,757 shares purchased under the 2024 ESPP and the recorded expense was $0.5 million. During the nine months ended September 30, 2025, there were 48,346 shares purchased under the 2024 ESPP and the recorded expense was $0.1 million.
7. License Agreement
In February 2023, the Company entered into the J&J License Agreement, pursuant to which the Company granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications. Upon J&J deciding to conduct a first Phase 3 clinical trial for a product using PIPE-307, the J&J License Agreement allows the Company the option to co-fund a portion of all Phase 3 and subsequent development costs for PIPE-307, with such costs capped annually. If the Company opts to fund such development costs, then the royalties the Company is eligible to receive will increase by one to two percentage points. Pursuant to the terms of the J&J License Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million upon transferring the license and know-how, existing inventory and manufacturing technology. The Company is also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments. Additionally, the Company is eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307.
All variable consideration remained fully constrained as of September 30, 2026.
There was no revenue recognized for the three and nine months ended September 30, 2026 and 2025. The Company does not have any products approved for sale and has not yet generated any revenue from product sales.
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

In November 2025, the Company leased certain equipment used in connection with its on-going Phase 2 clinical trial of PIPE-791 for the treatment of idiopathic pulmonary fibrosis. The leases are accounted for as operating leases and have lease terms expiring in 2028. The Company recorded an ROU asset and lease liability of approximately $1.9 million.

Below is a summary of the Company’s operating lease right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands, except for years and %):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$6,096	$7,639

Operating lease liability obligations, current	$2,724	$2,341
Operating lease liability obligations, less current portion	3,542	5,909
Total lease liability obligations	$6,266	$8,250

Weighted-average remaining lease term	3.1	3.4
Weighted-average discount rate	8.9%	8.9%
During the three months ended September 30, 2026 and 2025, the Company recognized $0.7 million and $0.4 million, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations and comprehensive loss. During the nine months ended September 30, 2026 and 2025, the Company recognized $1.8 million and $1.2 million, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations and comprehensive loss.
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$2,609	$1,134
Future minimum lease payments for the Company’s operating lease liabilities as of September 30, 2026 were as follows (in thousands):

2026	$793
2027	2,518
2028	2,000
2029	1,556
Total minimum lease payments	6,867
Less: Amount representing interest	601
Total lease liability obligations	6,266
Less: Current portion of operating lease liabilities	2,724
Operating lease liabilities, net of current portion	$3,542

Litigation
From time to time, the Company may become involved in various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. As of September 30, 2026, the Company was not a party to any material legal proceedings.
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
9. Net Loss Per Share
For the three and nine months ended September 30, 2026 and 2025, net loss is attributable equally to each share of Class A common stock and Class B common stock and is determined based on the weighted-average number of the respective class of common stock outstanding. Weighted-average common shares include shares of the Company’s Class A common stock and Class B common stock. The basic and diluted net loss per share amounts are the same for Class A common stock and Class B common stock.
The Company’s potentially dilutive securities, which include common stock options and a common stock warrant have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The following potentially dilutive securities have been excluded from the diluted per share calculation for the periods presented as they would be anti-dilutive:

	September 30, 2026	September 30, 2025
Common stock options	7,272,827	5,597,573
Common stock warrant	15,764	15,764
Total potentially dilutive securities	7,288,591	5,613,337
10. Segment Reporting
The Company operates in one reportable segment, pioneering structurally differentiated small molecule therapies for inflammatory and fibrotic diseases with significant unmet need.
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

The following table provides the operating financial results of the Company’s single reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Significant segment expenses
Research and development
PIPE-791	$9,113	$4,465	$22,291	$16,197
PIPE-307	34	1,526	26	6,301
CTX-343	286	512	900	2,949
Discovery programs	999	1,263	3,742	3,973
Unallocated internal costs(1)	5,553	3,226	13,375	9,347
General and administrative	4,981	3,940	14,964	12,177
Total operating expenses	20,966	14,932	55,298	50,944
Loss from operations	(20,966)	(14,932)	(55,298)	(50,944)
Interest income	2,362	1,957	7,207	6,236
Other segment items(2)	(93)	183	(216)	(114)
Net loss	$(18,697)	$(12,792)	$(48,307)	$(44,822)
______________________
(1)Unallocated internal research and development costs include employee-related expenses that cannot be directly attributable to a specific research project, stock-based compensation for employees engaged in research and development functions, facilities, depreciation and other related expenses.

(2)Other segment items include other expense, net which consists of non-operating items.

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
Our wholly-owned lead asset, PIPE-791, is a novel, brain penetrant, small molecule inhibitor of the lysophosphatidic acid receptor 1 (“LPAR1”) in development for idiopathic pulmonary fibrosis (“IPF”) and chronic pain. LPAR1 antagonism is a clinically validated mechanism in IPF, and we believe that our preclinical studies, Phase 1 healthy volunteer data, and Phase 1 positron emission tomography (“PET”) data support the development of PIPE-791 for IPF, chronic pain and other fibrotic diseases. Specifically, based on its high bioavailability, high selectivity, low plasma protein binding, and long receptor residence time, we believe PIPE-791 has the potential to be a differentiated LPAR1 therapy with broad therapeutic potential (portfolio in a pill). In September 2025, we reported positive top-line data from our completed Phase 1b PET trial, which measured the relationship of pharmacokinetics to receptor occupancy (“RO”) by PET imaging. The data from the Phase 1b PET trial further affirmed the planned dose selection for our Phase 2 trial of PIPE-791 in IPF. The Company initiated patient dosing in PROPEL-IPF, a global Phase 2 clinical trial evaluating PIPE-791 for the treatment of patients with IPF, in the first quarter of 2026. PROPEL-IPF is a randomized, double-blind, placebo-controlled clinical trial evaluating the efficacy, safety, tolerability and pharmacokinetics of once-daily, oral PIPE-791 with 26 weeks of treatment in approximately 324 IPF patients. The primary efficacy endpoint is the change from baseline through week 26 in absolute forced vital capacity (FVC mL). Based on enrollment to date at our clinical sites, we believe we remain on track to complete the PROPEL-IPF clinical trial in June 2028. As of October 21, 2026, we have received regulatory authorization to conduct the trial in 25 countries and have opened more than 100 clinical sites. We have engaged in pre-IND discussions with the FDA regarding the PROPEL-IPF trial. During these discussions, the FDA expressed concerns about LPAR1 antagonists and the potential for adverse effects related to blood pressure. The FDA indicated its concerns were informed by data from other programs and recommended we collect additional clinical data to further analyze whether similar risks exist with respect to PIPE-791. To date, we have not identified any clinically relevant adverse safety signals related to PIPE-791 in our completed clinical trials, including with respect to blood pressure. As our development program advances, we intend to collect much of the safety data the FDA recommended we collect through our ongoing PROPEL-IPF trial and other planned clinical trials and studies. In April 2026, we announced positive topline data from a Phase 1b, randomized, double-blind, placebo-controlled, crossover study which was designed to explore the safety and efficacy of oral PIPE-791 in subjects with chronic osteoarthritic pain or chronic low back pain. The Phase 1b trial achieved its primary endpoint demonstrating favorable safety and tolerability with no clinically-relevant orthostatic events. We also observed encouraging trends across multiple exploratory efficacy endpoints including improvements in measures of pain, and other functional patient-reported outcomes. We believe these results support further evaluation of PIPE-791 in chronic pain.

Our partnered novel drug candidate, PIPE-307, is a selective, small-molecule inhibitor of the muscarinic type 1 receptor (“M1R”), in development for depression. J&J completed enrollment of 105 adult participants for its Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120, in June 2026. This trial was a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with major depressive disorder (“MDD”). In September 2026, we announced that the MOONLIGHT-1 trial did not achieve its primary efficacy endpoint. JNJ-89495120/PIPE-307 was well-tolerated with no new safety signals. J&J continues to evaluate the trial data, including data related to prespecified exploratory endpoints, and assess the totality and clinical relevance of the findings to inform next steps for JNJ-5120/PIPE-307.

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
J&J completed enrollment of 105 adult participants for its Phase 2 Moonlight-1 trial of PIPE-307, renamed by J&J to JNJ-89495120, in June 2026. This trial was a randomized, double-blind, multicenter, placebo-controlled, proof-of-concept study to evaluate the efficacy, safety, and tolerability of PIPE-307/JNJ-89495120 as a monotherapy in adult participants with MDD. In September 2026, we announced that the MOONLIGHT-1 trial did not achieve its primary efficacy endpoint. JNJ-89495120/PIPE-307 was well-tolerated with no new safety signals. J&J continues to evaluate the trial data, including data related to prespecified exploratory endpoints, and assess the totality and clinical relevance of the findings to inform next steps for JNJ-5120/PIPE-307.

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
Financial Operations Overview
Revenue
We recognize license revenues as identified performance obligations are satisfied or other events occur, specifically related to our J&J License Agreement. Pursuant to the terms of the J&J License Agreement, we received an upfront payment of $50.0 million in May 2023. We are also eligible to receive approximately $1.0 billion in non-refundable, non-creditable milestone payments, pursuant to the terms of the J&J License Agreement. Additionally, we are eligible to receive tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. We determined that the initial transaction price under the J&J License Agreement equals $50.0 million, consisting solely of the upfront, non-refundable payment of $50.0 million received during the year ended December 31, 2023. There was no revenue recognized for the three and nine months ended September 30, 2026 and 2025. We do not have any products approved for sale and we have not yet generated any revenue from product sales.
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
Certain employee activities that cannot be allocated to any one specific project or management related activities are considered indirect costs. The following tables summarize our research and development expenses for the three and nine months ended September 30, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development and preclinical programs and personnel costs that can be directly attributed to a development program. The unallocated internal research and development costs include unallocated personnel costs, facility costs, stock-based compensation, laboratory consumables and discovery and research related activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Direct external development program expense
PIPE-791	$9,113	$4,465	$22,291	$16,197
PIPE-307	34	1,526	26	6,301
CTX-343	286	512	900	2,949
Discovery programs	999	1,263	3,742	3,973
Unallocated internal research and development costs
Personnel related	1,797	831	3,799	2,666
Stock-based compensation	2,557	1,176	6,069	3,353
Facilities costs	723	490	1,956	1,476
Others	476	729	1,551	1,852
Total research and development costs	$15,985	$10,992	$40,334	$38,767
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$15,985	$10,992	$4,993
General and administrative	4,981	3,940	1,041
Total operating expenses	20,966	14,932	6,034
Loss from operations	(20,966)	(14,932)	(6,034)
Other income (expense):
Interest income	2,362	1,957	405
Other income (expense), net	(93)	183	(276)
Total other income, net	2,269	2,140	129
Net loss	$(18,697)	$(12,792)	$(5,905)
Research and development expenses. Research and development expenses were $16.0 million and $11.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $5.0 million from period to period was due to the following:
•$2.1 million increase in contract research organization costs due to a $4.8 million increase in costs related to the PROPEL-IPF Phase 2 trial for PIPE-791 for the treatment of IPF, partially offset by a $1.2 million decrease in costs related to the completed VISTA Phase 2 clinical trial for PIPE-307 for the treatment of relapse-remitting multiple sclerosis (“RRMS”), a $1.1 million decrease in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $0.4 million decrease in costs related to the completed Phase 1b PET trial for PIPE-791,
•$1.5 million increase in noncash stock-based compensation,
•$1.2 million increase in personnel-related expense related to an overall increase in personnel from period to period, and
•$0.2 million increase in facilities costs.
General and administrative expenses. General and administrative expenses were $5.0 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.1 million was due to a $0.9 million increase in noncash stock-based compensation, a $0.1 million increase in personnel-related expenses related to an overall increase in personnel from period to period, and a $0.1 million increase in legal costs.
Interest income. Interest income was $2.4 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.4 million was due to an increase in funds invested in marketable securities during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$40,334	$38,767	$1,567
General and administrative	14,964	12,177	2,787
Total operating expenses	55,298	50,944	4,354
Loss from operations	(55,298)	(50,944)	(4,354)
Other income (expense):
Interest income	7,207	6,236	971
Other income (expense), net	(216)	(114)	(102)
Total other income, net	6,991	6,122	869
Net loss	$(48,307)	$(44,822)	$(3,485)
Research and development expenses. Research and development expenses were $40.3 million and $38.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.5 million from period to period was due to a $2.7 million increase in noncash stock-based compensation, $2.4 million increase in personnel-related expense related to an overall increase in personnel from period to period, $0.5 million increase in equipment costs, and a $0.4 million increase in facilities costs.
Partially offsetting these increases were the following:
•$2.4 million decrease in contract research organization costs due to a $5.6 million decrease in costs related to the completed VISTA Phase 2 clinical trial for PIPE-307 for the treatment of RRMS, a $2.5 million decrease in costs related to the Phase 1b trial for PIPE-791 for the treatment of chronic pain, and a $2.2 million decrease in costs related to the completed Phase 1b PET trial for PIPE-791, partially offset by a $7.9 million increase in costs related to the PROPEL-IPF Phase 2 trial for PIPE-791 for the treatment of IPF, and
•$2.1 million decrease in expenses for toxicology studies primarily for PIPE-791 and CTX-343.
General and administrative expenses. General and administrative expenses were $15.0 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $2.8 million was due to a $2.2 million increase in noncash stock-based compensation, $0.4 million increase in personnel-related expenses related to an overall increase in personnel from period to period, and a $0.2 million increase in consulting expenses.
Interest income. Interest income was $7.2 million and $6.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.0 million was due to an increase in funds invested in marketable securities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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
Through September 30, 2026, we have funded our operations primarily from the sale of equity securities, convertible equity securities, and the J&J License Agreement. Through September 30, 2026, we have raised gross proceeds of approximately $451.6 million through equity issuances and an upfront payment from the J&J License Agreement of $50.0 million. As of September 30, 2026, we had an accumulated deficit of $225.7 million.
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $244.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months following the date of this Quarterly Report on Form 10-Q.
In May 2025, we entered into the ATM Sales Agreement relating to the offer and sale of up to $75.0 million in shares of our Class A common stock, par value $0.001 per share in the ATM Program. During the year ended December 31, 2025, we sold 3,241,110 shares of our Class A common stock pursuant to the ATM Sales Agreement generating net proceeds of $19.0 million. In March 2026, we entered into the ATM Amendment with Leerink Partners to increase the aggregate offering price of the shares of our Class A common stock that we may sell pursuant to the ATM Sales Agreement. In connection with the ATM Amendment, we filed the ATM Prospectus Supplement for the offer and sale of up to $100.0 million in shares of our Class A common stock under the Amended ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. During the three months ended September 30, 2026, we sold 1,409,443 shares of our Class A common stock pursuant to the Amended ATM Sales Agreement. The shares of Class A common stock were sold at a weighted average price of $14.19 per share, resulting in gross proceeds of $20.0 million. We received net proceeds of $19.4 million after deducting sales agent commissions and offering costs of $0.6 million.

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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(38,827)	$(42,270)
Net cash provided by investing activities	16,499	43,740
Net cash provided by financing activities	21,923	19,220
Net increase (decrease) in cash and cash equivalents	$(405)	$20,690
Operating Activities
Net cash used in operating activities was $38.8 million for the nine months ended September 30, 2026, which primarily related to our net loss of $48.3 million and a $4.3 million change in operating assets and liabilities, partially offset by $13.8 million of noncash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and noncash operating lease expense. Net cash used in operating activities was $42.3 million for the nine months ended September 30, 2025, which primarily related to our net loss of $44.8 million and a $5.3 million change in operating assets and liabilities, partially offset by $7.8 million of non-cash charges for stock-based compensation, depreciation and amortization, accretion of premiums/discounts on investments, and non-cash operating lease expense.
Investing Activities
Net cash provided by investing activities was $16.5 million for the nine months ended September 30, 2026, which related to $175.8 million of sales and maturities of marketable securities, partially offset by $158.9 million of purchases of marketable securities and $0.3 million for purchases of property and equipment. Net cash provided by investing activities was $43.7 million for the nine months ended September 30, 2025, which related to $121.7 million of sales and maturities of marketable securities, partially offset by $77.8 million of purchases of marketable securities and $0.2 million for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was approximately $21.9 million for the nine months ended September 30, 2026, which was primarily related to $19.4 million of net proceeds from the issuance and sale of Class A common stock pursuant to the Amended ATM Sales Agreement, $1.8 million of proceeds from the exercise of stock options, and $0.8 million of proceeds from the employee stock purchase plan, partially offset by $0.1 million in payments of deferred offering costs. Net cash provided by financing activities was $19.2 million for the nine months ended September 30, 2025, which was primarily related to $19.0 million of proceeds from the issuance and sale of Class A common stock pursuant to the Amended ATM Sales Agreement, $0.3 million of proceeds from the employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, partially offset by $0.3 million in payments of deferred offering costs.
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
•the costs of continuing to satisfy our obligations as a public company, including internal controls over financial reporting;
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
Contractual Obligations and Commitments
Our contractual obligations and commitments relate to our operating leases that relate primarily to our leases of office and laboratory space in San Diego, California and leased equipment used in connection with our on-going Phase 2 clinical trial of PIPE-791 for the treatment of IPF. Our total contractual commitments for our lease agreements amount to approximately $6.9 million as of September 30, 2026.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors below that we have marked with an asterisk (*) reflect substantive changes from, or additions to, the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026. These changes reflect our clinical and regulatory updates and other matters occurring after the date we filed our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to Development, Clinical Testing, and Regulatory Approval

We are heavily dependent on the success of PIPE-791, our lead drug candidate, which is in the early stages of clinical development. If PIPE-791, PIPE-307 or our other drug candidates do not progress through clinical development, eventually receive regulatory approval or, even if approved, are not successfully commercialized, our business will be materially adversely harmed.*

We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. To date, we have invested a significant portion of our efforts and financial resources on the development of PIPE-791 and PIPE-307. We wholly-own, and are pursuing the clinical development of, PIPE-791 for the treatment of idiopathic pulmonary fibrosis (“IPF”). In the first quarter of 2026, we initiated patient dosing in PROPEL-IPF, our global Phase 2 clinical trial of PIPE-791 for the treatment of IPF. As of October 10, 2026, we have received regulatory authorization to conduct the trial in 25 countries, including in the European Union, the United Kingdom, Japan, Australia, Canada, South Korea and Taiwan, and have opened more than 100 clinical sites. In the fourth quarter of 2025, we completed enrollment in an exploratory PIPE-791 Phase 1b clinical trial for the treatment of chronic pain associated with two separate indications, chronic osteoarthritis pain (“COAP”) and chronic lower back pain (“CLBP”). In April 2026, we reported topline data from this trial, which met its primary objective of assessing safety and tolerability. Although patients treated with PIPE-791 in this Phase 1b clinical trial generally demonstrated improvements from baseline in pain that were numerically greater than those in the placebo arm, the trial was exploratory in nature and was not designed or powered to demonstrate statistically significant efficacy. We believe these data support further evaluation of PIPE-791 for the potential treatment of chronic pain, but we are prioritizing the allocation of our capital and clinical development resources to PROPEL-IPF, and we have not determined whether, when, or on what terms we will further develop PIPE-791 for chronic pain, if at all. In February 2023, we entered into a license agreement (the “J&J License Agreement”) with an affiliate of Johnson & Johnson (“J&J”) pursuant to which we granted J&J an exclusive, worldwide license to develop, manufacture and commercialize PIPE-307 in all indications in exchange for an upfront payment and the right to receive future milestone payments and royalties. In December 2024, J&J initiated a Phase 2 MOONLIGHT-1 trial of PIPE-307 to evaluate the efficacy, safety, and tolerability of PIPE-307 as a monotherapy in adult participants with major depressive disorder (“MDD”). J&J completed enrollment of 105 adult participants in the MOONLIGHT-1 trial in June 2026. In September 2026, we announced that J&J reported to us that the MOONLIGHT-1 trial did not achieve its primary efficacy endpoint, which evaluated improvement from baseline in the Montgomery-Åsberg Depression Rating Scale (“MADRS”) total score at Day 5 compared with placebo. PIPE-307 was well-tolerated in the trial, with no new safety signals observed. J&J informed us that it is evaluating the MOONLIGHT-1 data, including data related to prespecified exploratory endpoints, to inform next steps for PIPE-307. J&J may determine not to continue development of PIPE-307 for MDD or any other indication. Previously, we reported topline data from our Phase 2 VISTA trial of PIPE-307 for the treatment of patients with relapsing-remitting multiple sclerosis (“RRMS”) in November 2025. The trial demonstrated acceptable safety and tolerability at both doses that were investigated in the trial. The trial did not meet its prespecified primary and secondary efficacy endpoints. J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD or any other indication. Our future success is, therefore, dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize PIPE-791 for IPF. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PIPE-791 receives regulatory approval, it will be able to successfully compete against therapies and technologies offered by other companies. Further, we cannot be certain that J&J will elect to further develop PIPE-307, and even if it does, that it will successfully complete clinical development for, obtain regulatory approval for, or successfully commercialize PIPE-307 in any indication.

The research, testing, manufacturing, labeling, approval, sale, packaging, marketing, and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market or sell PIPE-791, and J&J will not be permitted to market or sell PIPE-307, in the United States until we or J&J, as applicable, receive approval of an NDA from the FDA for such drug candidate. Further, we are not permitted to market or sell PIPE-791, and J&J will not be permitted to market or sell PIPE-307, in any foreign countries until we or J&J, as applicable, receive the requisite approvals from such countries. Neither we nor J&J have submitted an NDA to the FDA or comparable applications to other regulatory authorities for PIPE-791 or PIPE-307, respectively, in any indication. Neither party will be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory approvals for PIPE-791 in any country, we will not be able to commercialize such drug candidate in that country. Similarly, if J&J is unable to obtain the necessary regulatory approvals for PIPE-307 in any country, it will not be able to commercialize such drug candidate in that country. In both cases, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

Clinical drug development is a lengthy, expensive and risky process with uncertain timelines and uncertain outcomes. The results of earlier preclinical studies and clinical trials, including those conducted by third parties, may not be predictive of future results. If clinical trials for the drug candidates we develop do not meet safety or efficacy endpoints or are prolonged or delayed, these drug candidates may not receive the required regulatory approvals, and therefore could not be commercialized on a timely basis or at all. Further, the results of our preclinical studies, clinical trials, or analyses may not be indicative of results that may be obtained in later trials.*

Before obtaining marketing approval from regulatory authorities for the sale of the drug candidates we develop, these drug candidates must undergo extensive clinical trials to demonstrate their safety and efficacy in humans. The research and development of drugs is extremely risky. Only a small percentage of drug candidates that enter the clinical development process ever receive marketing approval. Failure or delay can occur at any time during the clinical trial process. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing drug candidates, including conducting preclinical studies and early-stage clinical trials. Clinical testing is expensive and can take many years to complete, and we cannot be certain that any clinical trials for the drug candidates we develop will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development for PIPE-791 could result in additional costs to us and negatively impact our ability to generate revenue. Similarly, if J&J elects not to pursue or cannot successfully complete preclinical and clinical development for PIPE-307, we will not be eligible to receive future milestone payments or royalties under the J&J License Agreement. As a result, our future success is primarily dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize PIPE-791 and J&J’s election and ability to successfully develop, obtain regulatory approval for, and then successfully commercialize PIPE-307. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Further, we may never receive additional milestone payments or royalties under the J&J License Agreement.

Our only active clinical trial is our PROPEL-IPF Phase 2 clinical trial of PIPE-791 for the treatment of IPF. The results from our preclinical studies and the early clinical trials for PIPE-791 may not be predictive of the results of PROPEL-IPF or any later-stage clinical trials conducted for PIPE-791 in IPF or for any other indication. In addition, results of third-party studies, as well as our evaluations of third-party compounds, may not be predictive of results for our other drug candidates. Drug candidates in clinical trials, including PIPE-791 and PIPE-307, may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and early-stage clinical trials. For example, the Phase 2 MOONLIGHT-1 and VISTA clinical trials of PIPE-307 did not achieve their respective primary efficacy endpoints despite Phase 1 trial data for PIPE-307 supporting these trials. In addition, conclusions based on promising data from analyses of earlier clinical trial results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities.

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

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, relatively smaller sample size in earlier clinical trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies or halt further clinical investigation. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret the data from these trials as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, PIPE-791 and/or PIPE-307 may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies, or having successfully advanced through early-stage clinical trials. The failure of any drug candidate to demonstrate safety and efficacy in any clinical trial or for any indication could negatively impact the perception of the use of this drug candidate to treat other indications and the perception of any other drug candidate we develop (and therefore hinder the ability to successfully move forward with the development of the drug candidate in other indications or the development of our other drug candidates) or cause regulatory authorities to require additional testing before approving any of the drug candidates we develop.

We may experience delays in initiating and successfully completing the clinical trials that we intend to conduct, including our current and planned clinical trials for PIPE-791. Any delays in initiating and successfully completing our clinical trials could increase our costs, slow the development and approval process and harm the commercial prospects of our drug candidates. Similarly, if J&J elects to further develop PIPE-307, it may experience delays in initiating and completing any future clinical trials it conducts, which would delay our receipt of potential milestone payments or royalties under the J&J License Agreement. Any of these occurrences could materially harm our business, financial condition and results of operations.*

We may experience delays in initiating and completing any clinical trials that we intend to conduct, including PROPEL-IPF and our planned future clinical trials for PIPE-791, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll sufficient numbers of patients on time, or be completed on schedule, or at all. J&J will face similar concerns if it elects to conduct future clinical trials for PIPE-307. A clinical trial can be delayed for a variety of reasons, including delays related to:

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

We commenced our international Phase 2 clinical trial (PROPEL-IPF) examining the safety and efficacy of PIPE-791 in IPF participants in the first quarter of 2026. As of October 21, 2026, we have received regulatory authorization to conduct the trial in 25 countries, including in the European Union, the United Kingdom, Japan, Australia, Canada, South Korea and Taiwan, and have opened more than 100 clinical sites. These regulatory authorizations were granted following review by the regulatory authorities in each of these countries of our available data package, including our preclinical and Phase 1 data on PIPE-791. We intend to continue adding additional countries and sites as we obtain required authorizations. We have engaged in pre-IND discussions with the FDA regarding the PROPEL-IPF trial. During these discussions, the FDA expressed concerns about LPAR1 antagonists and the potential for adverse effects related to blood pressure. The FDA indicated its concerns were informed by data from other programs and recommended we collect additional clinical data to further analyze whether similar risks exist with respect to PIPE-791. To date, we have not identified any clinically-relevant adverse safety signals related to PIPE-791 in our completed clinical trials, including with respect to blood pressure. As our development program advances, we intend to collect much of the safety data the FDA recommended we collect through our ongoing PROPEL-IPF trial and other planned clinical trials and studies. We believe the data generated through these trials and studies, if completed, will provide additional safety data in patients with IPF supportive of enabling future clinical trials that include clinical sites in the United States. There is no guarantee that our efforts to gather this additional safety data will be successful or that any data we gather will be favorable or deemed sufficient by the FDA. The FDA may require us to conduct additional studies or clinical trials or provide additional patient data, which could be costly, time-consuming and difficult to complete. We will continue to engage with the FDA on our proposed data package and approach, but until we have aligned our approach with the FDA, we cannot be sure that any additional data package or approach will result in the FDA allowing us to commence our PROPEL-IPF trial or any other pulmonary fibrosis clinical trial in the United States. Based on enrollment to date at our clinical sites outside the United States, we do not currently expect a delay in the anticipated timing for the completion of PROPEL-IPF if we are not able to include clinical sites in the United States in this clinical trial. However, if we are unable to eventually obtain clearance from the FDA to include clinical sites in the United States in PROPEL-IPF or in future clinical trials, or if obtaining such clearance is delayed, our planned Phase 3 development of PIPE-791 in the United States could be delayed, our development costs could increase, our ability to get FDA approval of a potential future NDA for PIPE-791 could be delayed or jeopardized altogether, and our IPF market opportunity may be adversely affected.

A clinical trial may be suspended or terminated by the initiating party, the IRBs or IECs of the institutions in which such clinical trial is being conducted, the FDA or other regulatory authorities, or recommended for termination by a Data and Safety Monitoring Board (“DSMB”) for such trial. Such authorities may impose a suspension or termination or recommend an alteration due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, such as GCP requirements, or the clinical trial protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in significant inspectional observations or the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are unpredictable, lengthy, and time-consuming, and if we are ultimately unable to obtain regulatory approval to commercialize PIPE-791 or any other drug candidates that we develop or if J&J elects to not continue to develop PIPE-307 or is unable to obtain regulatory approval to commercialize it, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities to commercialize a drug is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the indication being studied, the available data and the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval for an indication may change during a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for PIPE-791, and J&J has not obtained regulatory approval for PIPE-307. It is possible that neither of these drug candidates or any future drug candidates we elect to develop will receive the regulatory approvals required for commercialization. We are not permitted to market PIPE-791 or any other drug candidates that we develop in the United States until we receive approval of an NDA from the FDA. Similarly, if J&J elects to continue to develop PIPE-307, it will not be permitted to market PIPE-307 in the United States until it receives approval of an NDA from the FDA.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, the initiating party must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authority, that such drug candidate is safe and effective for its intended indication. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret this data as favorably as the initiating party, which may further delay, limit, or prevent development efforts, clinical trials, or marketing approval. For example, even if we believe the preclinical and clinical data for PIPE-791 in an indication is promising, such data may not be sufficient to support approval by the FDA and other comparable regulatory authorities for this indication. Furthermore, as more competing drug candidates within a class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

The FDA or any foreign regulatory authority can delay, limit, or deny approval of PIPE-791, PIPE-307 or any other drug candidates that we elect to develop for any indication, or require us or J&J, as applicable, to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

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

•the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical trials or determine that any information we submit is not sufficient to support market approval;

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in the failure of PIPE-791 to obtain the required regulatory approvals for commercialization in any indication, which would significantly harm our business, results of operations and prospects. Further, if J&J elects to continue to develop PIPE-307, its failure to eventually obtain the required regulatory approvals for commercialization of PIPE-307 would harm our business.

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

We may not be successful in our efforts to identify and develop additional drug candidates or identify additional indications for the treatment of inflammatory and fibrotic diseases. Due to our limited resources and access to capital, we must prioritize development of a limited number of drug candidates, the choice of which may prove to be wrong and adversely affect our business and prospects.*

In addition to IPF, we have and intend to continue to explore the development of PIPE-791 in other indications, including chronic pain. We also may elect to explore additional drug candidates based on our clinical translational approach and drug development efforts. In July 2026, we announced that we streamlined our discovery programs to focus on drug candidates for the treatment of inflammatory and fibrotic diseases, which resulted in a reduction of our research workforce. This narrower focus may cause us to forgo research and development opportunities in other therapeutic areas that could prove to have greater commercial potential or a greater likelihood of success. In each case, we may fail to successfully identify additional indications for PIPE-791 or identify and develop viable new drug candidates for clinical development. If we fail to identify additional indications for PIPE-791 or additional potential drug candidates, our business and growth plans could be materially harmed. Further, J&J may elect to not pursue further development of PIPE-307 for RRMS, MDD or any other indication.

Research programs to develop additional indications for our existing drug candidates and to develop additional drug candidates based on our clinical translational approach require substantial technical, financial, and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications or drug candidates, yet fail to yield results for clinical development for several reasons, including:

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

Because we have limited financial and human resources, we intend to focus on research programs and drug candidates on a limited number of disease indications. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that could have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

We have conducted, are conducting and may continue to conduct clinical trials outside of the United States. The FDA and other regulatory authorities or ethics committees may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business and financial condition.*

We have previously conducted clinical trials outside of the United States, including our Phase 1 clinical trial of PIPE-307, which was conducted under authorization of the Australian Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council (“NHMRC”) in Australia and both a Phase 1b PET study of PIPE-307 as well as a Phase 1b PET clinical trial for PIPE-791 in IPF and progressive multiple sclerosis (“PrMS”), which were conducted under the authorization of the Research Ethics Committee (“REC”) and the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom. In the first quarter of 2026, we initiated patient dosing in PROPEL-IPF, our global Phase 2 clinical trial of PIPE-791 for the treatment of IPF. As of October 10, 2026, we have received regulatory authorization to conduct the trial in 25 countries, including in the European Union, the United Kingdom, Japan, Australia, Canada, South Korea and Taiwan, and have opened more than 100 clinical sites. We also plan to conduct additional clinical trials outside the United States in the future. Although the FDA and other foreign regulatory authorities may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by these regulators. For example, non-clinical toxicology studies for our Phase 1b PET study of PIPE-307 were performed in China that were not GLP compliant and – as China is not a signatory on the Organization for Economic Co-operation and Development (“OECD”), Mutual Acceptance of Data system, a multilateral agreement that allows participating countries to share the results of various non-clinical tests performed using OECD methods and principles – the non-clinical data were not considered acceptable to support the trial. While the Phase 1b was approved on the basis of clinical safety data, the MHRA stated that prior to Marketing Authorization Approval of PIPE-307 in the United Kingdom, an inspection or further evaluation could be triggered. Further, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the drug candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met.

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

•tax and local corporate structure considerations;

•differences in the standard of care across countries, which could increase variability in patient outcomes and complicate the interpretation of clinical trial data;

•the need to coordinate the activities of CROs, vendors and clinical trial sites across multiple jurisdictions, time zones and languages;

•compliance with foreign data privacy and data protection laws governing the collection, use and cross-border transfer of clinical trial data; and

•political instability, military conflicts, sanctions, export controls, trade restrictions or tariffs that could disrupt trial conduct at affected sites or the supply of clinical trial materials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete our PROPEL-IPF or any other clinical trial we pursue, and even once enrolled, we may be unable to retain a sufficient number of patients to timely complete our clinical trials. Similarly, if J&J elects to continue to develop PIPE-307, it may encounter similar difficulties in enrolling and retaining patients in any clinical trials it initiates for PIPE-307.

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

•the availability and efficacy of approved products and any new drugs or medical devices that may be approved that treat the same indications as the drug candidate being studied;

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

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown, or continued employee terminations or resignations, could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The market opportunities for the drug candidates we develop, if approved, may be smaller than we anticipate and, as a result, our commercial opportunities may be limited.*

We are currently developing PIPE-791 for the treatment of IPF. We may elect to continue to pursue the development of PIPE-791 for the treatment of chronic pain or other indications. J&J has a right to develop PIPE-307. Our projections of the number of eligible patients for each of these indications are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient populations for these programs or our future drug candidates may be limited. For example, even if we obtain FDA approval for PIPE-791 for the treatment of IPF or chronic pain, the target population approved by the FDA may be more limited than what we currently anticipate. Even if we obtain significant market share for any drug candidate, if approved, if the potential target populations are smaller, we may never achieve profitability without obtaining marketing approval for additional indications.

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

We may seek a breakthrough therapy and/or orphan drug designation for PIPE-791 or future drug candidates, but we might not receive such designations, and even if we do, we may not maintain such designations, and such designations may not lead to faster development, regulatory review or approval, and will not increase the likelihood that the drug candidate will receive marketing approval.*

We may seek a breakthrough therapy and/or orphan drug designation for PIPE-791, or other drug candidates we may develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA. We may also seek fast track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrates the potential to address an unmet medical need, the drug sponsor may apply for fast track designation.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States alone. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation, however, neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the targeted indication, then the drug is entitled to a seven-year period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. A 2021 Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act exclusivity provisions has the potential to significantly broaden the scope of orphan drug exclusivity. Specifically, the Eleventh Circuit held that orphan drug exclusivity precludes the FDA from approving a second marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years, even if the second drug is indicated for a different use or population within the broader orphan-designated disease or condition than the first drug. Although the FDA announced in 2023 that it will not apply the Catalyst decision beyond the facts at issue in that case, Catalyst could serve as a precedent for future challenges to the FDA’s orphan drug-related approvals, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation has not yet been passed.

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

We may seek accelerated approval of PIPE-791 and for future drug candidates from the FDA. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit.
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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant operating expenses since inception and anticipate that our operating expenses will continue to significantly increase for the foreseeable future. As a result, we may be unable to sustain profitability, and if we are unable to achieve sustained profitability, the market value of our common stock will likely decline.*

We are a clinical-stage biotechnology company with a limited operating history. To date, we have devoted our efforts to research and development, building our operations, establishing and maintaining our intellectual property portfolio, raising capital, identifying drug candidates for commercialization, conducting preclinical studies and clinical trials, negotiating and entering into the J&J License Agreement and completing our initial public offering. As a result, we have incurred significant operating expenses and net losses since our formation.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential drug candidate will fail to advance through clinical development and eventually gain regulatory approval and become commercially viable. We expect to incur significant additional operating losses for the next several years as we continue to develop PIPE-791 in IPF and endeavor to advance the development of PIPE-791 in other indications and other drug candidates we identify through our preclinical development efforts, complete preclinical studies and clinical trials, seek regulatory approval and prepare to commercialize any approved product. The costs of advancing drug candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any drug candidate to marketing approval in even a single jurisdiction are substantial.

We expect our operating expenses to increase substantially for the foreseeable future as we:

•complete PROPEL-IPF and any future clinical trials of PIPE-791 in IPF, and conduct any clinical trials of PIPE-791 we may pursue in chronic pain or other potential indications;

•expand our product development programs, and develop other drug candidates, including CTX-343 if we obtain funding to advance that program;

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

We will require significant additional capital to complete the development and commercialization of PIPE-791 and the other drug candidates we select for development.*

We expect to spend substantial funds to complete the development of, seek regulatory approvals for and, if approved, commercialize PIPE-791 in IPF and any other potential indications we elect to pursue, including chronic pain. We could potentially incur significant costs related to PIPE-307 to the extent J&J elects to further develop PIPE-307 and we have the opportunity and decide to opt-in to fund a portion of all Phase 3 development costs for PIPE-307. We also expect to spend substantial funds to identify and develop new drug candidates based on our clinical translational approach and development efforts.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•the initiation, progress, timing, costs and results of our clinical trials through all phases of development for PIPE-791 in IPF and any other potential indications we elect to pursue for PIPE-791 and for any other drug candidates we select for development;

•potential additional costs related to PIPE-307 to the extent J&J elects to further develop PIPE-307 and we have the opportunity and decide to opt-in to fund a portion of all Phase 3 development costs for PIPE-307 in any indication;

•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA or other comparable foreign regulatory authorities;

•the willingness of the FDA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned clinical trials and preclinical studies, as the basis for review and approval of PIPE-791 in IPF or in any other potential indications we elect to pursue for PIPE-791 and for any other drug candidates we select for development;

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

•the cost of establishing sales, marketing and distribution capabilities for PIPE-791 and any other drug candidates we develop, if approved; and

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

Risks Related to our Existing Collaboration Agreement and any Collaboration Agreements we may enter into in the Future

PIPE-307 did not achieve its primary efficacy endpoint in either our Phase 2 VISTA trial or J&J’s Phase 2 MOONLIGHT-1 trial. If J&J elects not to continue development of PIPE-307 or terminates the J&J License Agreement, or if the J&J License Agreement otherwise does not result in the successful development of PIPE-307, we will not receive future milestone payments or royalties, and our business, financial condition and results of operations will be harmed.*

In February 2023, we entered into the J&J License Agreement with J&J, pursuant to which we received a non-refundable, non-creditable $50.0 million payment in exchange for granting J&J exclusive worldwide rights to develop, manufacture, and commercialize products containing PIPE-307. Under the J&J License Agreement, we are also eligible to receive future milestone payments and tiered royalties in the low-double digit to high-teen percent range on net sales of products containing PIPE-307. J&J is generally responsible for all development, manufacturing, and commercialization activities for PIPE-307. We conducted, at our own expense, a Phase 2 clinical trial of PIPE-307 for the potential treatment of RRMS. With our completion of this trial, J&J has sole discretion whether or not to further develop PIPE-307 for RRMS, MDD or any other indication. In June 2026, J&J completed enrollment of its Phase 2 MOONLIGHT-1 trial of PIPE-307 in MDD and, in September 2026, we announced that the trial did not achieve its primary efficacy endpoint. J&J informed us that it is continuing to evaluate the MOONLIGHT-1 data, including data related to prespecified exploratory endpoints, to inform next steps for PIPE-307. J&J may determine not to continue development of PIPE-307 in MDD or any other indication, or may terminate the J&J License Agreement, in which case we would not receive any future milestone payments or royalties under the agreement. Upon J&J deciding to conduct a first Phase 3 clinical trial for a product using PIPE-307, we have an opt-in right to fund a portion of all Phase 3 development costs and other subsequent development costs for PIPE-307 in exchange for increased royalties.

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

•J&J may delay clinical trials for PIPE-307, provide insufficient funding for its clinical trials, stop a clinical trial or abandon PIPE-307, repeat or conduct new clinical trials or require a new formulation of PIPE-307 for clinical testing; we have limited access to, or are restricted from disclosing, certain information regarding J&J’s development and commercialization of PIPE-307 as well as our own completed Phase 2 clinical trial of PIPE-307 for the potential treatment of RRMS and, consequently, we will have limited ability to inform our stockholders about the status or results of the clinical development of PIPE-307, including our completed Phase 2 clinical trial of PIPE-307 and any trial that J&J conducts with PIPE-307, including the MOONLIGHT-1 trial;

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

•J&J may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•J&J may terminate the collaboration for convenience and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of PIPE-307. If our collaboration with J&J does not result in the successful development and commercialization of PIPE-307, or if J&J elects to not continue the development of PIPE-307 or terminates its agreement with us, we may not receive any future milestone or royalty payments under the collaboration. If we do not receive the payments we expect under our collaboration with J&J, our business, financial condition and operating results will be adversely impacted and we may need additional resources to continue to develop PIPE-791 and our other drug candidates.

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

•and we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to our Dependence on Third Parties

We currently rely on third-party CMOs for the production of clinical supplies of PIPE-791 and we intend to rely on CMOs for our future drug candidates, as well as to supply the raw materials necessary to produce our drug candidates. We may elect to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Our dependence on CMOs may impair our development of drug candidates and may impair their commercialization, which would adversely impact our business and financial position.*

We do not own facilities to manufacture PIPE-791, PIPE-307 or any of our drug candidates in development. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials of PIPE-791 and any other drug candidates we develop. We relied on CMOs to supply the clinical trial materials for our completed Phase 2 VISTA trial of PIPE-307 and, going forward, J&J may continue to rely on CMOs for the future development, manufacture and potential commercialization of PIPE-307. We intend to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our drug candidates ourselves. If any CMO we engage is unable to provide sufficient supply of any drug candidate we develop, we may be unable to arrange for an alternative supply or to do so on commercially reasonable terms or in a timely manner, which could delay any clinical trials, the commercial launch of a drug candidate, if approved, or, regarding any commercial supply, result in a shortage in supply that could negatively impact our revenues. Transitioning to a new CMO for a drug candidate is time consuming and costly. We have identified, but have not contracted with, other CMOs as back-up for the manufacture and supply of PIPE-791. As a result, if the CMO currently involved in the manufacture and supply of PIPE-791, WuXi AppTec, experiences a delay or disruption, we may not have sufficient quantities of PIPE-791 for our clinical trials and may not be able to transition to a new CMO in a timely or cost- effective manner, or at all, which would negatively impact our ability to develop, complete our planned clinical trials for PIPE-791.

Similarly, we contract for the supply of the APIs and other raw materials necessary to produce PIPE-791. We currently intend to contract in the future for the supply of these APIs and other raw materials for any other drug candidate we develop. Supplies of our APIs or other raw materials could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. In addition, a disruption in the supply of any required API or other raw material could delay the commencement of a planned clinical trial or delay the commercial launch of a drug candidate, if approved, or result in a shortage in supply, which would impair our ability to generate revenues. Growth in the costs and expenses of our APIs or other raw materials may also impair our ability to cost-effectively manufacture a drug candidate. In addition, there may be a limited number of suppliers for the APIs or other raw materials that we may use to manufacture a drug candidate, and we cannot be certain that we will be able to engage such suppliers in a timely manner or at all. If we are unable to do so, clinical development of a drug candidate, commercialization for any approved product, or our business could be adversely affected.

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

If the FDA or comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of the drug candidates we develop or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities, which would delay our development program and planned clinical trials and significantly impact our ability to develop, obtain regulatory approval for, or commercialize such drug candidates, if approved. In addition, any failure to achieve and maintain compliance with laws, regulations, and standards related to manufacturing could subject us to risks, including the risk that we may have to suspend the manufacture of a drug candidate, that obtained approvals could be revoked, and that the FDA or another governmental regulatory authority may take enforcement actions, including untitled letters, warning letters, seizures, injunctions, or product recalls. In addition, foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” The Office of Management and Budget (“OMB”) of the U.S. government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent and successor entities of the foregoing. WuXi AppTec, our current CMO for the manufacture and supply of PIPE-791, was designated on the 1260H List on June 8, 2026. In August 2026, the U.S. District Court for the District of Columbia preliminarily enjoined the U.S. Department of Defense from giving effect to that designation; however, the litigation is ongoing, and we cannot predict its outcome or whether WuXi AppTec will ultimately remain on the 1260H List. There is, however an applicable safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as an applicable grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. If WuXi AppTec is ultimately designated as a “biotechnology company of concern” by OMB, we may be restricted in the future in our ability to work with WuXi AppTec to the extent we contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement. In addition to the BIOSECURE Act, any additional executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi AppTec. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed, or our commercial activities could be harmed.

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

•and in the event of approval to market and commercialize our drug candidates, an inability to meet commercial demands for our product or any other future drug candidates.

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

We rely on third parties to conduct our ongoing clinical trials of PIPE-791 and expect to rely on third parties to conduct future clinical trials of PIPE-791 and any other drug candidates that we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize the drug candidates we develop and our business could be substantially harmed.*

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for the drug candidates we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to these drug candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. We are required to post information related to the intervention (e.g., drug product), patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, which is then made public as part of the registration. Sponsors are also required to submit the results of their clinical trials no later than one year after the primary completion date of the trial. Disclosure of the results of these trials can be delayed in certain circumstances upon timely submission of a certification, but results must be submitted not later than 2 years after the certification’s submission. Extensions may be available for good cause. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

We expect that CROs will conduct all of our clinical trials for PIPE-791. J&J will be responsible for designing any future clinical trials of PIPE-307. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

In order to conduct clinical trials for the drug candidates we are developing, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of manufacturers, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required licensure, or commercialization of our drug candidates, cause us to incur higher costs and prevent us from commercializing our drug candidates successfully. Furthermore, if our manufacturing partners fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement manufacturers capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory licensure or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Manufacturing of the API for PIPE-791 takes place in China, through a sole third-party manufacturer. A significant disruption in the operation of this manufacturer could materially adversely affect our business, financial condition and results of operations.*

We currently contract manufacturing operations to third parties, and the manufacturing of the API for PIPE-791 is completed by a third party located in China. Any disruption in production or inability of this manufacturer to produce adequate quantities to meet our needs could impair our ability to further develop PIPE-791. Furthermore, since this third-party manufacturer is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control and sanctions restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its Unverified List, which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. See the risk factor titled “We currently rely on third-party CMOs for the production of clinical supplies of PIPE-791 and we intend to rely on CMOs for our future drug candidates, as well as to supply the raw materials necessary to produce our drug candidates. We may elect to continue to rely on CMOs for the production of commercial supplies of PIPE-791, if approved. Our dependence on CMOs may impair our development of drug candidates and may impair their commercialization, which would adversely impact our business and financial results.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Recent and future changes in healthcare legislation and regulations may increase the difficulty and cost to obtain marketing approval for a drug candidate, increase the costs to commercialize an approved product, and adversely affect the price set for such product.*

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact the future results of our operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels with the stated objective to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Provisions of the ACA with importance to the biotechnology and pharmaceutical industries include, among others:

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

In addition to the ACA, U.S. governments continue to seek to adopt healthcare policies and reforms intended to curb healthcare costs, such as federal or state controls on payment for drugs (including under Medicare, Medicaid, and commercial health plans). For example, the Budget Control Act of 2011 resulted in aggregate reductions, or sequestration, of Medicare payments to providers. Sequestration is currently set at 2% and will remain in effect through the first six months of fiscal year 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, adjusted Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, the Inflation Reduction Act of 2022 (“IRA”) requires, among other things, the U.S. Secretary of the Department of HHS to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high spend Medicare Part B and D drugs and biologicals per year (the Maximum Fair Price), with prices taking effect starting in 2026. Though the IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indications are for such disease or condition, drugs with multiple orphan designations or non-orphan indications are not excluded from drug price negotiation, which may affect the profitability of pursuing multiple orphan designations or non-orphan indications for an orphan drug. If any of our drug candidates, after they are commercialized pursuant to an FDA-approved NDA, are selected for IRA negotiations, failure to comply with requirements under the drug price negotiation program could subject us to an excise tax and/or a civil monetary penalty. The IRA also makes several changes to the Medicare Part D benefit, including capping patient out-of-pocket spending at $2,000 beginning in 2025, subject to annual increases tied to aggregate Part D expenditures, while imposing new discount obligations for pharmaceutical manufacturers and payors (and sunsetting the coverage gap and coverage gap discount program), which could negatively affect our business and financial condition. If we are not in compliance with obligations under the Medicare Part D benefit redesign, we could be subject to civil monetary penalties. In addition, the IRA establishes Medicare Part B and Part D inflation rebate schemes, under which manufacturers will owe rebates to Medicare if, generally speaking, the average sales price of a Part B drug, or the annualized average manufacturer price of a Part D drug, increases faster than the pace of inflation. The failure to timely pay an inflation rebate may result in a civil monetary penalty. Since the IRA was enacted, the Centers for Medicare & Medicaid Services (“CMS”) has taken various steps to implement the drug pricing provisions of the law. This includes, on a quarterly basis, releasing a list of Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA, as well as issuing guidance and regulations detailing the requirements and parameters of price negotiations and effectuation of the Maximum Fair Price, negotiating Maximum Prices for the drugs selected in the first two negotiation cycles and, in January 2026, selecting 15 additional drugs, including Part B drugs for the first time, for the third negotiation cycle, with negotiated prices to take effect in 2028. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against federal agencies challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. The IRA and any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our future revenues and results of operations.

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

Our clinical trial activities in the European Economic Area, including PROPEL-IPF, subject us to the GDPR, and any future marketing or research collaborations in the European Economic Area will also subject us to the GDPR.*

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which, inter alia, collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. We are currently conducting PROPEL-IPF at clinical trial sites in the EEA and the United Kingdom and, as a result, are subject to the GDPR and the GDPR as implemented in the United Kingdom. If we conduct additional clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for certain data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals), and limitations on retention of personal data. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, and includes within scope, pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following the United Kingdom’s withdrawal from the EU, we will have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million, respectively, or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains subject to change, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.*

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Exports of our products are further subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on engaging in any transactions or dealings, including receiving investment or financing from, or engaging in the sale or supply of products and services to, U.S. sanctioned countries, governments, persons and entities.

Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. PROPEL-IPF is currently being conducted outside the United States, and we expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any changes in Trade Laws could result in a decreased ability to export or sell our solutions to, existing or potential customers with international operations. Future changes in Trade Laws and enforcement could also result in increased compliance requirements and related costs which could materially adversely affect our business, results of operations, financial condition and/or cash flows.

Risks Related to our Employees, Managing our Growth and our Operations

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.*

We are highly dependent on Carmine Stengone, our President and Chief Executive Officer, Timothy Watkins, M.D., our Chief Medical Officer and Head of Development, Peter Slover, our Chief Financial Officer, John Healy, our General Counsel and Corporate Secretary, as well as the other principal members of our management, scientific, and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time. Further, we do not maintain “key man” life insurance on our executive officers.

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

We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively and in a timely manner.*

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a drug candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company.

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

PIPE-791 for IPF

While there is no pharmacological cure for IPF, there are three FDA-approved therapies to treat the disease: pirfenidone (Esbriet, marketed by Genentech/Roche), nintedanib (Ofev, marketed by Boehringer Ingelheim) and nerandomilast (JASCAYD, marketed by Boehringer Ingelheim). We are also aware of LPA1R targeted drug candidates in development for IPF by Bristol-Myers Squibb, AbbVie Inc., and Structure Therapeutics Inc. In addition, there are a number of companies developing drug candidates for IPF utilizing approaches with different mechanisms of action, including but not limited to Roche Holding AG, Boehringer Ingelheim, United Therapeutics Corporation, Vicore Pharma AB, Avalyn Pharma and Endeavor Biomedicines.

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

Even if PIPE-791 receives marketing approval in an indication, it may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.*

Even if PIPE-791 or PIPE-307 receives marketing approval for an indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or royalties to become profitable. The degree of market acceptance of PIPE-791 or PIPE-307, if approved, will depend on several factors, including, but not limited to:

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

Because we expect sales of PIPE-791, if approved, and any royalties on sales of PIPE-307, if approved, to generate substantially all our revenues for the foreseeable future, the failure of these drug candidates to find market acceptance would harm our business and could require us to seek additional financing.

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

The successful commercialization of PIPE-791 or PIPE-307, if J&J elects to pursue further development of PIPE-307, will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies for such drug candidates. Failure to obtain or maintain coverage and adequate reimbursement for PIPE-791 or PIPE-307, even if approved, could limit our or J&J’s ability to market these products and decrease the revenue we generate or the royalties we receive.*

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications. The ability to achieve acceptable levels of coverage and reimbursement for PIPE-791 and PIPE-307, if approved, by governmental authorities, private health insurers and other organizations will influence our ability and J&J’s ability, respectively to successfully commercialize these drug candidates. Obtaining adequate coverage and reimbursement for a drug candidate that is administered under the supervision of a physician, may be particularly difficult because of the higher prices associated with such products. As a result, availability of coverage and reimbursement by payors is highly uncertain. A decision by a third-party payor not to cover or separately reimburse a product could reduce physician utilization of the product once approved. Assuming PIPE-791 and PIPE-307 obtain coverage by third-party payors, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for PIPE-791 or PIPE-307, and any reimbursement that may become available may be decreased or eliminated in the future.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for an approved product could limit the ability to market the product and decrease the revenues we ultimately receive.

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

In international markets, reimbursement and healthcare payment are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU, Canada and other countries has and will continue to put pressure on the pricing and usage of our drug candidates. In many countries, the prices of medicinal products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicinal products under such systems are substantially lower than in the U.S. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

Risks Related to Ownership and our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.*

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

•any decision by J&J not to pursue further clinical development of PIPE-307;

•the results of the clinical trials conducted by competitors developing drug candidates competitive with PIPE-791 or PIPE-307;

•our ability to develop additional drug candidates based on our clinical translational approach;

•any delay in submitting a regulatory filing for PIPE-791, and any adverse development or perceived adverse development with respect to the regulatory review of such filing;

•our failure to successfully develop and commercialize PIPE-791 and/or any future drug candidate we develop and J&J’s failure to successfully develop and commercialize PIPE-307;

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

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.*

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 and various vesting agreements. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, in May 2025, we entered into the Sales Agreement with Leerink Partners LLC, which we amended (the “ATM Amendment”) in March 2026 (as amended, the “ATM Sales Agreement”), pursuant to which we may offer and sell shares of our common stock from time to time under our “at-the-market” offering program. In connection with the ATM Amendment, we filed a prospectus supplement, pursuant to which we may offer and sell up to $100.0 million in shares of our common stock under the ATM Sales Agreement, exclusive of amounts previously sold under the ATM Sales Agreement. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in December 2025, we sold 8,097,570 shares of our common stock in a follow-on public offering at a public offering price of $12.25 per share. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

General Risk Factors

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports published by securities or industry analysts about our business and the drug candidates we have developed. A limited number of securities and industry analysts currently publish research on our company. If one or more of these analysts cease coverage of us, or if no additional analysts initiate coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business or the drug candidates we have developed, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We could be subject to securities class action litigation.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because development stage pharmaceutical companies have experienced significant stock price volatility in recent years. For example, the market price of our common stock has experienced significant volatility, including in September 2026 following our announcement of topline results from the MOONLIGHT-1 trial. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our business, financial condition and results of operations as well as our ability to advance our drug candidates could be adversely affected by general conditions in the global economy or disruption of global financial markets, including the impacts of domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. For example, the U.S. government has recently implemented or announced substantial new tariffs affecting a wide range of products and jurisdictions, and has indicated an intention to continue developing new trade policies, including with respect to the biopharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, increased trade and political tensions and caused widespread uncertainty in the financial markets. Shifts in trade policies, whether through legislation, executive action, or international negotiation, could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners. We cannot anticipate all of the ways in which the foregoing, and the current macroeconomic and geopolitical climate and financial market conditions generally, could adversely impact our business and any of these factors could result in a material adverse effect on our business, financial condition, results of operations, and prospects. If the current life science equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

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

Under Sections 382 and 383 of the IRC if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have completed an ownership analysis and identified that ownership changes occurred in July 2012, April 2018, March 2019 and February 2021. As a result of limitations arising from the prior ownership changes, federal and California net operating loss carry-forwards and federal R&D tax credits were removed from our inventory of deferred tax assets. As of December 31, 2025, we had federal and California tax loss carry forwards of approximately $135.5 million and $81.4 million, respectively. Out of the total federal net operating losses, approximately $135.5 million were generated after December 31, 2017, and therefore do not expire. The California net operating loss carry forwards begin to expire in 2036, if unused. We may experience an ownership change in the future because of subsequent shifts in our stock ownership (some of which are outside of our control). If further requisite ownership changes occur, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be further restricted or eliminated. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the IRC, which could adversely affect our future cash flows and results of operations.

Changes in tax laws and the implementation of tax laws could adversely affect us.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the TCJA, the CARES Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, the One Big Beautiful Bill Act, enacted in July 2025 (the “OBBB Act”), features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.

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
(c) Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements except as set forth below:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Carmine Stengone (President and Chief Executive Officer)	Adoption (August 20, 2026)	Rule 10b5-1 trading arrangement*	Sale	Until November 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 290,000 shares
Peter Slover (Chief Financial Officer)	Adoption (August 15, 2026)	Rule 10b5-1 trading arrangement*	Sale	Until December 18, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 56,160 shares
Timothy Watkins, M.D., M.Sc. (Chief Medical Officer and Head of Development)	Adoption (August 21, 2026)	Rule 10b5-1 trading arrangement*	Sale	Until December 31, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 43,400 shares
John Healy (General Counsel and Corporate Secretary)	Adoption (August 19, 2026)	Rule 10b5-1 trading arrangement*	Sale	Until November 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 65,002 shares

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42001	3.1	04/09/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42001	3.2	04/09/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
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

Contineum Therapeutics, Inc.

November 3, 2026	By:	/s/ Carmine Stengone
Carmine Stengone
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 3, 2026	By:	/s/ Peter Slover
Peter Slover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)